Form 10-K
period 2019-12-31
Grayscale Bitcoin Trust (BTC)
filed 2020-03-20
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56121

Grayscale® Bitcoin Trust (BTC)

SPONSORED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-7019388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments, LLC 250 Park Avenue South New York, New York 10003
(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Grayscale Bitcoin Trust (BTC) Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 28, 2019 as reported by the OTC Markets, Inc. on that date: $3,303,587,825.

Number of shares of the registrant’s common stock outstanding as of March 13, 2020: 311,831,400.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual report, beginning on page 80.

i

ii

PART I

Item 1. Business

Trust Overview

Grayscale Bitcoin Trust (BTC) (formerly known as Bitcoin Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act. On January 11, 2019, the Trust changed its name from Bitcoin Investment Trust to Grayscale Bitcoin Trust (BTC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State.

The Trust’s purpose is to hold Bitcoins, which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Bitcoin. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “GBTC.”

Grayscale Investments, LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for Bitcoins. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Bitcoin Exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Bitcoin Amount, which is the number of Bitcoins required to create a Basket of Shares, multiplied by the “Bitcoin Index Price,” which is the volume-weighted index price of a Bitcoin in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time derived from the selected Bitcoin Exchanges that are reflected in the TradeBlock XBX Index (the “Index”) on such trade date. The Bitcoin Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price.”

The Basket Bitcoin Amount is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Bitcoin Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee.

The Sponsor maintains an Internet website at www.grayscale.co/bitcoin-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective and Key Operating Metrics

The investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Bitcoin Index Price, less the Trust’s expenses and other liabilities. The Shares are intended to constitute a cost-effective and convenient means of gaining investment exposure to Bitcoin. A substantial direct investment in Bitcoins may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the Bitcoins and may involve the payment of substantial fees to acquire such Bitcoins from third-party facilitators through cash payments of U.S. dollars. Although the Shares will not be the exact equivalent of a direct investment in Bitcoins, they provide investors with an alternative that constitutes a relatively cost-effective way to participate in Bitcoin Markets through the securities market. Because the value of the Shares is correlated with the value of the Bitcoins held by the Trust, it is important to understand the investment attributes of, and the market for, Bitcoins.

The Trust’s Bitcoins are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of Bitcoins based on the price provided by the Bitcoin Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Bitcoin Index Price to calculate its “Bitcoin Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings.” “Bitcoin Holdings per Share” is calculated by dividing Bitcoin Holdings by the number of Shares currently outstanding. Bitcoin Holdings and Bitcoin Holdings per Share are not measures calculated in accordance with GAAP. Bitcoin Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Bitcoin Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time. As a result, the value of the Shares of the Trust may not approximate, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Bitcoin Holdings per Share. In the past, the price of the Shares as quoted on OTCQX has varied significantly from the value of the Trust’s Bitcoin Holdings per Share. This is because Authorized Participants were not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoin Holdings per Share, causing the Shares to trade at a substantial premium to the value of the Trust’s Bitcoin Holdings per Share. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares”—Because of the holding period under Rule 144 and the lack of an ongoing redemption program, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Bitcoin Index Price and the Shares have historically traded at a substantial premium over the Bitcoin Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares”—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Bitcoin Markets through an investment in securities. As of December 31, 2019, each Share represented approximately 0.0010 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoins are dealt with by the Sponsor and Custodian, and the related expenses are built into the price of the Shares. Therefore, Shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•

Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Bitcoin Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bitcoins by using the Shares instead of directly purchasing and holding Bitcoins, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of Bitcoins.

•

Market-Traded and Transparent. Shares of the Trust that have become unrestricted in accordance with Rule 144 under the Securities Act are listed and trade on the over-the-counter market, OTCQX, providing investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on https://grayscale.co/bitcoin-trust/#market-performance.

•

Minimal Credit Risk. The Shares represent an interest in actual Bitcoins owned by the Trust. The Trust’s Bitcoins are not subject to borrowing arrangements with third parties or to counterparty or credit risks. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Bitcoin futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to Bitcoins through the use of derivatives that are subject to counterparty and credit risks.

•

Safekeeping System. The Custodian has been appointed to control and secure the Bitcoins for the Trust using offline storage, or cold storage, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from competing digital asset financial vehicles, to the extent that such digital asset financial vehicles may develop, in the following ways:

•

Custodian. The Custodian that holds the private key shards associated with the Trust’s Bitcoins is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.

•

Cold Storage of Private Keys. The private key shards associated with the Trust’s Bitcoins are kept in cold storage, which means that the Trust’s Bitcoins are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s Bitcoins” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.

•

Location of Private Vaults. Private key shards associated with the Trust’s Bitcoins are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

•

Enhanced Security. Transfers from the Trust’s Bitcoin Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Bitcoins. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Bitcoins.

•

Custodian Audits. The Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control systems and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

•

Directly Held Bitcoins. The Trust directly owns actual Bitcoins held through the Custodian. The direct ownership of Bitcoins is not subject to counterparty or credit risks. This may differ from other digital asset financial vehicles that provide Bitcoin exposure through other means, such as the use of financial or derivative instruments.

•	Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

On January 19, 2017, in connection with and prior to the initial public filing of a registration statement on Form S-1 (the “Form S-1”) with the SEC, the Trust suspended the creation of new Shares, which had been taking place through private placement transactions exempt from the registration requirements of the Securities Act. On January 20, 2017, the Trust made an initial public filing of the Form S-1 with the SEC, relating to the proposed registration of Trust’s Shares. The Trust withdrew the Form S-1 on October 25, 2017 and resumed offering Shares in private placement transactions exempt from the registration requirements of the Securities Act on December 4, 2017.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for Bitcoins transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling Bitcoins, Incidental Rights and IR Virtual Currency as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring Bitcoins in exchange for Baskets surrendered for redemption (subject to obtaining regulatory approval from the SEC and approval from the Sponsor), (iv) causing the Sponsor to sell Bitcoins, Incidental Rights and IR Virtual Currency on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Custodian Agreement, the Index License Agreement and the Participant Agreements. In addition, the Trust may engage in any lawful activity necessary or desirable in order to facilitate Shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Bitcoins.

Incidental Rights and IR Virtual Currency

From time to time, the Trust may come into possession of rights incident to its ownership of Bitcoins, which permit the Trust to acquire, or otherwise establish dominion and control over, other virtual currencies. These rights are generally expected to arise in connection with forks in the Blockchain, airdrops offered to holders of Bitcoins and other similar events and arise without any action of the Trust or of the Sponsor or Trustee on behalf of the Trust. We refer to these rights as “Incidental Rights” and any such virtual currency acquired through Incidental Rights as “IR Virtual Currency.” Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency and distributing the cash proceeds to Shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the Shareholders or to an agent acting on behalf of the Shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of Bitcoins.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings, the Bitcoin Holdings per Share, the NAV and the NAV per Share.

With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, decide to cause the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the Shareholders for resale by such agent, or to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the case of a distribution in-kind to an agent acting on behalf of the Shareholders, the Shareholders’ agent will attempt to sell the Incidental Rights or IR Virtual Currency, and if the agent is able to do so, will remit the cash proceeds to Shareholders, net of expenses and any applicable withholding taxes. There can be no assurance as to the price or prices for any Incidental Rights or IR Virtual Currency that the agent may realize, and the value of the Incidental Rights or IR Virtual Currency may increase or decrease after any sale by the agent. In the case of abandonment of Incidental Rights or IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency.

On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian, respectively, on behalf of the Trust, a notice (each a “Prospective Abandonment Notice,” and collectively, the “Prospective Abandonment Notices”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”), provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Incidental Rights and IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action is a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon any Incidental Rights and/or IR Virtual Currency with effect prior to the relevant Creation Time.

In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Rights and IR Virtual Currency, the Trust takes into consideration a number of factors, including:

•	the Custodian’s agreement to provide access to the IR Virtual Currency;

•	the availability of a safe and practical way to custody the IR Virtual Currency;

•	the costs of taking possession and/or maintaining ownership of the IR Virtual Currency and whether such costs exceed the benefits of owning such IR Virtual Currency;

•

whether there are any legal restrictions on, or tax implications with respect to, the ownership, sale or disposition of the Incidental Right or IR Virtual Currency, regardless of whether there is a safe and practical way to custody and secure such Incidental Right or IR Virtual Currency;

•	the existence of a suitable market into which the Incidental Right or IR Virtual Currency may be sold; and

•	whether the Incidental Right or IR Virtual Currency is, or may be, a security under federal securities laws.

In determining whether the IR Virtual Currency is, or may be, a security under federal securities laws, the Sponsor takes into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

As a result of the Prospective Abandonment Notices, since May 2, 2018, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares, any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Prospective Abandonment Notices or Affirmative Actions. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Custodian.

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisors, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust.

Secondary Market Trading

While the Trust’s investment objective is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, as determined by reference to the Bitcoin Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Bitcoin Holdings per Share. The amount of the discount or premium in the trading price relative to the Bitcoin Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Bitcoin Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Bitcoin Markets may fluctuate depending upon the volume and availability of larger Bitcoin Exchanges. As a result, during periods in which Bitcoin Market liquidity is limited or a major Bitcoin Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin Network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a Blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Bitcoin Markets that trade Bitcoin or in individual end-user-to-end-user transactions under a barter system.

The Bitcoin Network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Bitcoin. Rather, Bitcoin is created and allocated by the Bitcoin Network protocol through a “mining” process. The value of Bitcoin is determined by the supply of and demand for Bitcoin on the Bitcoin Markets or in private end-user-to-end-user transactions.

New Bitcoin are created and rewarded to the miners of a block in the Blockchain for verifying transactions. The Blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each Bitcoin transaction is broadcast to the Bitcoin Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding Bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin Network. For further details, see “—Creation of New Bitcoin” below.

History of Bitcoin

The Bitcoin Network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin Network. The white paper was purportedly authored by Satoshi Nakamoto. However, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoins were created in 2009 after Nakamoto released the Bitcoin Network source code (the software and protocol that created and launched the Bitcoin Network). The Bitcoin Network has been under active development since that time by a group of engineers known as core developers.

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use Bitcoin directly on the Bitcoin Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Bitcoin Network. Bitcoin transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending Bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Bitcoin Network mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Brief Description of Bitcoin Transfers

Prior to engaging in Bitcoin transactions directly on the Bitcoin Network, a user generally must first install on its computer or mobile device a Bitcoin Network software program that will allow the user to generate a private and public key pair associated with a Bitcoin address commonly referred to as a “wallet.” The Bitcoin Network software program and the Bitcoin address also enable the user to connect to the Bitcoin Network and transfer Bitcoin to, and receive Bitcoin from, other users.

Each Bitcoin Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive Bitcoin, the Bitcoin recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the Bitcoin. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the Bitcoin contained in the associated address. Likewise, Bitcoin is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Bitcoin, a user’s Bitcoin Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Bitcoin Network software program to the Bitcoin Network to allow transaction confirmation.

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Bitcoin Exchange. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.

Summary of a Bitcoin Transaction

In a Bitcoin transaction directly on the Bitcoin Network between two parties (as opposed to through an intermediary, such as a custodian), the following circumstances must initially be in place: (i) the party seeking to send Bitcoin must have a Bitcoin Network public key, and the Bitcoin Network must recognize that public key as having sufficient Bitcoin for the transaction; (ii) the receiving party must have a Bitcoin Network public key; and (iii) the spending party must have internet access with which to send its spending transaction.

The receiving party must provide the spending party with its public key and allow the Blockchain to record the sending of Bitcoin to that public key. After the provision of a recipient’s Bitcoin Network public key, the spending party must enter the address into its Bitcoin Network software program along with the number of Bitcoin to be sent. The number of Bitcoin to be sent will typically be agreed upon between the two parties based on a set number of Bitcoin or an agreed upon conversion of the value of fiat currency to Bitcoin. Since every computation on the Bitcoin Network requires the payment of Bitcoin, including verification and memorialization of Bitcoin transfers, there is a transaction fee involved with the transfer, which is based on computation complexity and not on the value of the transfer and is paid by the payor with a fractional number of Bitcoin.

After the entry of the Bitcoin Network address, the number of Bitcoin to be sent and the transaction fees, if any, to be paid, will be transmitted by the spending party. The transmission of the spending transaction results in the creation of a data packet by the spending party’s Bitcoin Network software program, which is transmitted onto the decentralized Bitcoin Network, resulting in the distribution of the information among the software programs of users across the Bitcoin Network for eventual inclusion in the Blockchain.

As discussed in greater detail below in “—Creation of New Bitcoin,” Bitcoin Network miners record transactions when they solve for and add blocks of information to the Blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the Blockchain to which the new block is being added and (iii) transactions that have occurred but have not yet been added to the Blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block included in the Blockchain, the Bitcoin Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Blockchain and reflect an adjustment to the Bitcoin balance in each party’s Bitcoin Network public key, completing the Bitcoin transaction. Once a transaction is confirmed on the Blockchain, it is irreversible.

Creation of New Bitcoin

New Bitcoins are created through the mining process as discussed below.

The Bitcoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 10 minutes, on average, a new block is added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 12.5 Bitcoin. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

The process by which Bitcoin is “mined” results in new blocks being added to the Blockchain and new Bitcoin tokens being issued to the miners. Computers on the Bitcoin Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data.

To begin mining, a user can download and run Bitcoin Network mining software, which turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of Bitcoin to the miner who added the new block. Each unique block can be solved and added to the Blockchain by only one miner. Therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Blockchain approximately every ten minutes. A miner’s proposed block is added to the Blockchain once a majority of the nodes on the Bitcoin Network confirms the miner’s work. Miners that are successful in adding a block to the Blockchain are automatically awarded Bitcoin for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new Bitcoin enter into circulation to the public.

The Bitcoin Network is designed in such a way that the reward for adding new blocks to the Blockchain decreases over time. Once new Bitcoin tokens are no longer awarded for adding a new block, miners will only have transaction fees to incentivize them, and as a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining.

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. Currently, the fixed reward for solving a new block is 12.5 Bitcoin per block and this is expected to decrease by half to become 6.25 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2020. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of December 31, 2019, approximately 18.1 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Modifications to the Bitcoin Protocol

Bitcoin is an open source project with no official developer or group of developers that controls the Bitcoin Network. However, the Bitcoin Network’s development is overseen by a core group of developers. The core developers are able to access, and can alter, the Bitcoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code. The release of updates to the Bitcoin Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin Network’s source code. A modification of the Bitcoin Network’s source code is effective only with respect to the Bitcoin users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin Network only if accepted by participants collectively having most of the processing power on the Bitcoin Network. In the past, there have been several forks in the Bitcoin Network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

Core development of the Bitcoin Network source code has increasingly focused on modifications of the Bitcoin Network protocol to increase speed and scalability and also allow for non-financial, next generation uses. For example, following the recent activation of Segregated Witness on the Bitcoin Network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-Blockchain transfers of the ownership of Bitcoin without the need of a trusted third party. The system utilizes bidirectional payment channels that consist of multi-signature addresses. One on-Blockchain transaction is needed to open a channel and another on-Blockchain transaction can close the channel. Once a channel is open, value can be transferred instantly between counterparties, who are engaging in real Bitcoin transactions without broadcasting them to the Bitcoin Network. New transactions will replace previous transactions and the counterparties will store everything locally as long as the channel stays open to increase transaction throughput and reduce computational burden on the Bitcoin Network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain. For example, the white paper for Blockstream, an organization that includes core developer Pieter Wuille, calls for the use of “pegged sidechains” to develop programming environments that are built within Blockchain ledgers that can interact with and rely on the security of the Bitcoin Network and Blockchain, while remaining independent from them. Open-source projects such as RSK are a manifestation of this concept and seek to create the first open-source, smart contract platform built on the Blockchain to enable automated, condition-based payments with increased speed and scalability. The Trust’s activities will not directly relate to such projects, though such projects may utilize Bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Bitcoin and the utility of the Bitcoin Network as a whole. Conversely, projects that operate and are built within the Blockchain may increase the data flow on the Bitcoin Network and could either “bloat” the size of the Blockchain or slow confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the Blockchain or the Bitcoin Network.

Bitcoin Value

The value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions. The most common means of determining the value of a Bitcoin is by surveying one or more Bitcoin Exchanges where Bitcoin is traded publicly and transparently (e.g., Bitstamp, Coinbase Pro, itBit, Kraken, Bittrex and Poloniex). Additionally, there are over-the-counter dealers or market makers that transact in Bitcoin.

On each online Bitcoin Exchange, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro. Over-the-counter dealers or market makers do not typically disclose their trade data.

Currently, there are several Bitcoin Exchanges operating worldwide and online Bitcoin Exchanges represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoins. These exchanges include established exchanges such as Bitstamp, Coinbase Pro and itBit, which provide a number of options for buying and selling Bitcoins. The below table reflects the trading volume (in Bitcoins) and market share of the BTC-U.S. dollar trading pair of each of the Bitcoin Exchanges included in the Index as of December 31, 2019 using data reported by the Index Provider from May 1, 2015 to December 31, 2019:

Bitcoin Exchanges included in the Index as of December 31, 2019(1)	Volume (BTC)	Market Share(2)
Coinbase Pro	19,308,491	17.32%
Bitstamp	17,155,854	15.39%
Kraken	6,757,245	6.06%
itBit	5,761,349	5.17%
Bittrex	377,137	0.34%

Total U.S. Dollar-BTC trading pair	49,360,076	44.28%

(1)

Effective February 17, 2017, the Index Provider removed OKCoin from the Index due to a suspension in withdrawals. Bitfinex was also previously included in the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index.

(2)

Market share is calculated using trading volume data (in Bitcoins) provided by the Index Provider for certain Bitcoin Exchanges, including Coinbase Pro, Bitstamp, Kraken, itBit and Bittrex, as well as certain other large U.S.-dollar denominated Bitcoin Exchanges that are not currently included in the Index, including Bitfinex, Bitflyer (data included from December 24, 2018), Gemini, LakeBTC (data included from May 1, 2015 to June 1, 2018 and from January 27, 2019), HitBTC (data included from April 1, 2019) and OKCoin.

On January 19, 2020, as part of a scheduled quarterly review, the Index Provider delisted the Bittrex constituent and related BTC/USD currency pair and added the LMAX Digital constituent and related BTC/USD currency pair.

The domicile, regulation and legal compliance of the Bitcoin Exchanges included in the Index varies. Information regarding each Bitcoin Exchange may be found, where available, on the websites for such Bitcoin Exchanges, among other places.

Historically, a large percentage of the global Bitcoin trading volume occurred on self-reported, unregulated Bitcoin Exchanges located in China. Throughout 2017, however, the Chinese government took several steps to tighten controls on Bitcoin Exchanges, culminating in a ban on domestic cryptocurrency exchanges in November 2017, which forced such exchanges to cease their operations or relocate. As a result, reported Bitcoin trading volume on Chinese exchanges is now substantially lower, representing a de minimis share of the global trade volume.

From time to time, there may be intra-day price fluctuations across Bitcoin Exchanges. However, they are generally relatively immaterial. For example, the variance of prices on Bitcoin Exchanges with the highest transaction volumes on average is lower than 2%. These variances usually stem from small changes in the fee structures on different Bitcoin Exchanges or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for Bitcoins and vice versa. The greatest variances are found at (i) smaller exchanges with relatively low transaction volumes where even small trades can be large relative to an exchange’s transaction volume and as a result impact the trading price on those exchanges and (ii) exchanges that are inaccessible to the Trust because they do not meet the Trust’s regulatory requirements, and as a result are accessed and used by a captured market or by parties that do not have regulatory or compliance requirements. Historically, the Trust has not needed to make any changes in the determination of principal market due to variances in pricing, although it has changed its principal market due to disruption of operations of the Bitcoin Market considered to be the principal market.

The Index and the Bitcoin Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of Bitcoin. The Index is designed to (1) mitigate instances of fraud, manipulation and other anomalous trading activity, (2) provide a real-time, trade-weighted fair value of Bitcoin and (3) appropriately handle and adjust for non-market related events.

Constituent Exchange Selection

The Index is designed to have limited exposure to interruption of individual Bitcoin Exchanges by collecting transaction data from top Bitcoin Exchanges in real-time and evaluating pricing data on a per-second basis. The Bitcoin Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Bitcoin Exchange included in the Index (a “Constituent Exchange”), it must satisfy the criteria listed below (the “Inclusion Criteria”):

•

Compliance with applicable U.S. federal and state licensing requirements and practices regarding Anti-Money Laundering (“AML”) and Know-Your-Customer (“KYC”) regulations (i.e., a U.S.-Compliant Exchange)

•	Publicly known ownership

•	No restrictions on deposits and/or withdrawals of Bitcoin

•	No restrictions on deposits and/or withdrawals of U.S. dollars

•	Reliably displays new trade prices and volumes on a real-time basis through APIs

•	Programmatic trading of the Bitcoin/U.S. dollar spot price

•	Liquid market in the Bitcoin/U.S. dollar spot price

•	Trading volume must represent a minimum of total Bitcoin/U.S. dollar trading volumes (5% for U.S. exchanges and 10% non-U.S. exchanges)

•	Discretion of the Index Provider’s analysts

A Bitcoin Exchange is removed from the Index when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms in the Index. Over-the-counter data is not currently included because not all over-the-counter market data is available and it may include trades with a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Bitcoin derivative markets are also not currently included as the markets remain relatively thin. The Index Provider will consider IOSCO principles for financial benchmarks and the management of trading venues of Bitcoin derivatives when considering inclusion of over-the-counter or derivative platform data in the future.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the Shareholders, or anyone else in connection with such changes. The Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes. Although the Index methodology is designed to operate without any human interference, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Bitcoin Exchange, the unannounced closure of operations on a Bitcoin Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Weighting & Adjustments

The Index applies an algorithm to the 24-hour volume-weighted average price of Bitcoin on the Constituent Exchanges calculated on a per second basis. The Index’s algorithm reflects a four-pronged methodology to calculate the Bitcoin Index Price from the Constituent Exchanges:

•

Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets. Volume-weighting considers recent- and long-term trading volumes at each Constituent Exchange.

•

Price-Variance Weighting: The Index discretely weights pricing data points from the Constituent Exchanges in proportion to its variance from the pricing information on the other Constituent Exchanges. As the price at a particular exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Index consequently decreases. Price-variance weighting considers the variance in price across all data points over a 24-hour period starting at 4:00 p.m. New York time. In addition, the Index groups trade bursts, or movements during off-peak trading hours, on any given venue into single data inputs, which reduces the potentially erratic price movements caused by small, individual orders.

•

Inactivity Adjustment. The Index penalizes stale ticks on any given Constituent Exchange. If a Constituent Exchange does not have recent trading data, its weighting is gradually reduced until it is de-weighted entirely. Similarly, once activity resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.

•

Manipulation Resistance. The Index only includes Constituent Exchanges that charge trading fees in order to minimize effects of wash trading. Additionally, the algorithm only takes into account executed trades in order to attach real cost to manipulation attempts. The algorithm does not include open orders in order to mitigate the effects of order book spoofing attempts.

The Index Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which the Index is calculated based on its periodic review or in extreme circumstances. The Index is designed to limit exposure to trading or price distortion of any individual Bitcoin Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Bitcoin Exchanges.

The Sponsor believes the Index Provider’s selection process for Constituent Exchanges as well as the methodology of the Index’s algorithm provides a more accurate picture of Bitcoin price movements than a simple average of Bitcoin Exchange spot prices, and that the weighting of Bitcoin prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Bitcoin spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

The Trust values its Bitcoin for operational purposes by reference to the Bitcoin Index Price. The Bitcoin Index Price is the value of a Bitcoin as represented by the Index, calculated at 4:00 p.m., New York time, on each business day. The Index Provider develops, calculates and publishes the Index on a continuous basis using the volume-weighted price at the Bitcoin Benchmark Exchanges, as selected by the Index Provider.

Determining the Digital Asset Reference Rate

The Sponsor will use the following cascading set of rules to calculate the Bitcoin Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.

Bitcoin Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Bitcoin Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Bitcoin Index Price.

2.

Bitcoin Index Price = The volume-weighted average Bitcoin price for the immediately preceding 24-hour period at 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is reasonably reliable, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from the major Bitcoin Exchanges (the “Source”). Subject to the next sentence, if the Source becomes unavailable (e.g., data sources from the Source for Bitcoin prices become unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that the Source does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Source in an attempt to obtain the relevant data. If after such contact the Source remains unavailable after such contact or the Sponsor continues to believe in good faith that the Source does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Bitcoin Index Price.

3.

Bitcoin Index Price = The volume-weighted average price as calculated by dividing the sum of the total volume of Bitcoin transactions in U.S. dollar by the total volume of transactions in Bitcoin, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is reasonably reliable, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from the major Bitcoin Exchanges (the “Second Source”). Subject to the next sentence, if the Second Source becomes unavailable (e.g., data sources from the Second Source become unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that the Second Source does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Second Source in an attempt to obtain the relevant data. If after such contact the Second Source remains unavailable after such contact or the Sponsor continues to believe in good faith that the Second Source does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Bitcoin Index Price.

4.

Bitcoin Index Price = The volume-weighted average price as calculated by dividing the sum of the total volume of Bitcoin transactions in U.S. dollar by the total volume of transactions in Bitcoin, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date on the Bitcoin benchmark exchanges that represent at least 25% of the aggregate trading volume of the Bitcoin Exchange Market during the last 30 consecutive calendar days and that to the knowledge of the Sponsor are in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures (collectively, “Bitcoin Benchmark Exchanges”). If there are fewer than three individual Bitcoin Benchmark Exchanges each of which represent at least 25% of the aggregate trading volume on the Bitcoin Exchange Market during the last 30 consecutive calendar days, then the Bitcoin Benchmark Exchanges that will serve as the basis for the Bitcoin Index Price calculation will be those Bitcoin Benchmark Exchanges that meet the above-described requirements, as well as one or more additional Bitcoin Exchanges, as selected by the Sponsor, that has had a monthly trading volume of at least 50,000 Bitcoin during the last 30 consecutive calendar days.

The Sponsor will review the composition of the exchanges that comprise the Bitcoin Benchmark Exchanges at the beginning of each month in order to ensure the accuracy of such composition.

Subject to the next sentence, if one or more of the Bitcoin Benchmark Exchanges become unavailable (e.g., data sources from the Bitcoin Benchmark Exchanges of Bitcoin prices becomes unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that one or more Bitcoin Benchmark Exchanges do not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Bitcoin Benchmark Exchange that is experiencing the service outages in an attempt to obtain the relevant data. If after such contact one or more of the Bitcoin Benchmark Exchanges remain unavailable after such contact or the Sponsor continues to believe in good faith that one or more Bitcoin Benchmark Exchanges do not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Bitcoin Index Price.

5.	Bitcoin Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Bitcoin Index Price.

In the event of a fork, the Index Provider may calculate the Bitcoin Index Price based on a virtual currency that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Bitcoin Index Price itself using its best judgment.

Forms of Attack Against the Bitcoin Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin Network contains certain flaws. For example, the Bitcoin Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of Bitcoin. Any similar attacks on the Bitcoin Network that impact the ability to transfer Bitcoin could have a material adverse effect on the price of Bitcoin and the value of the Shares.

Market Participants

Miners

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks. When a pool solves a new block, the pool operator receives the Bitcoin and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, Bitcoin payouts. See “—Creation of New Bitcoin” above.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Bitfinex, Bitstamp, Coinbase Pro, Kraken and itBit are some of the largest Bitcoin Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

More than 5,000 other digital assets have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity. In July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. Secretary Mnuchin has indicated that the U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2020. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions may alter the nature of the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Bitcoin Markets in a manner that adversely affects the value of the Shares.”

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet and in May 2018 it was reported that Japan’s Financial Service Agency has been pressuring Japanese digital asset exchanges to delist privacy-enhancing digital assets. Although no regulatory action has been taken to treat Zcash or other privacy-enhancing digital assets differently, this may change in the future.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Bitcoin Markets, and their users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, on March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and CFT framework. These measures also provide the government with the authority to close digital asset exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned ICOs and there are reports that Chinese regulators have taken action to shut down a number of China-based digital asset exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin.

In July 2019, the United Kingdom’s Financial Conduct Authority (the “FCA”) proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of the date of this Annual Report, the FCA has not yet finalized its proposed ruling. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions may alter the nature of the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Bitcoin Markets in a manner that adversely affects the value of the Shares.”

The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On January 11, 2019, the Trust changed its name from Bitcoin Investment Trust to Grayscale Bitcoin Trust (BTC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

In general, the Trust holds only Bitcoins and, at such times and for such periods as determined by the Sponsor, issues Baskets from time to time in exchange for Bitcoins. The investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Bitcoin Index Price, less the Trust’s expenses and other liabilities. The Sponsor believes that, for many investors, the Shares will represent a cost-effective and convenient investment relative to a direct, outright investment in Bitcoins. Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. In addition, the Trust may from time to time halt creations of Shares. As a result, there can be no assurance that the value of the Shares will reflect the value of the Trust’s Bitcoin Holdings per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Bitcoin Holdings per Share.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Bitcoins are held by the Custodian on behalf of the Trust. The Trust’s Bitcoins will be transferred out of the Bitcoin Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for Shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not registered as an investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold Bitcoin derivatives, including Bitcoin futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual Bitcoin. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold Bitcoin derivatives, including Bitcoin futures contracts, on any futures exchange. Shareholders of the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, Shareholders of the Trust will not benefit from the protections afforded to investors in Bitcoin futures contracts on regulated futures exchanges.

The Trust expects to create Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the number of Bitcoins represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the number of whole and fractional Bitcoins represented by each Basket being created, the number of which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Bitcoin Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Each Share represented approximately 0.0010 of one Bitcoin as of December 31, 2019. Each Share in the initial Baskets represented approximately one-tenth (0.1) of a Bitcoin. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of Bitcoins required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Bitcoins to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144 and the lack of an ongoing redemption program, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Bitcoin Index Price and the Shares have historically traded at a substantial premium over the Bitcoin Holdings per Share” and “Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Bitcoin Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Bitcoin Holdings per Share, which equals the Bitcoin Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Bitcoin Holdings and Bitcoin Holdings per Share on the Trust’s website, https://grayscale.co/bitcoin-trust/#market-performance, as soon as practicable after the Trust’s Bitcoin Holdings and Bitcoin Holdings per Share have been determined by the Sponsor. See “—Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings.”

The Trust’s assets consist solely of Bitcoins, Incidental Rights, IR Virtual Currency, proceeds from the sale of Bitcoins, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the Shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of Bitcoin by reference to the Bitcoin Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of Bitcoins. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Bitcoin Holdings or the Bitcoin Holdings per Share.

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Bitcoin Exchanges. As of the date of this Annual Report, the constituent Bitcoin Exchanges of the Index were Bittrex, Bitstamp, Coinbase Pro, itBit and Kraken. Effective February 17, 2017, OKCoin was removed from the Index due to a suspension in withdrawals. Bitfinex was also previously included in the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. The Sponsor’s principal place of business is 250 Park Avenue South, New York, New York 10003 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, Digital Currency Group, Inc., the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and quotation of the Shares on OTCQX. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Bitcoin Holdings and the Bitcoin Holdings per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s Service Providers and from time to time engaging additional, successor or replacement Service Providers, (v) instructing the Custodian to withdraw the Trust’s Bitcoin as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Bitcoin, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Bitcoin Network after which there is a dispute as to which network resulting from the fork is the Bitcoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s Bitcoin but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Trust’s Bitcoin.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of Bitcoins.”

Distribution and Marketing Agreement

The Sponsor has entered into a Distribution and Marketing Agreement with Genesis Global Trading, Inc. (“Genesis”), a related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.co/bitcoin-trust, executing the marketing plan for the Trust and providing strategic and tactical research on the Bitcoin Markets.

Index License Agreement

The Index Provider and the Sponsor have entered into an index license agreement (the “Index License Agreement”) governing the Sponsor’s use of the Index for calculation of the Bitcoin Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its Shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the Bitcoin Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property.

The Trustee

Delaware Trust Company serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the Shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoins or other assets of the Trust. See “—Description of the Trust Agreement.”

The Trustee is permitted to resign upon at least 180 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are a Sponsor-paid Expense.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York,

New York 10004. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of Shareholders’ account and tax statements.

The Sponsor will indemnify and hold harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are a Sponsor-paid Expense.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create Baskets. The Participant Agreement sets forth the procedures for the creation of Baskets and for the delivery of Bitcoins required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own an Authorized Participant Self-Administered Account. A list of the current Authorized Participants can be obtained from the Sponsor. As of the date of this Annual Report, Genesis is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Custodian Agreement, the Custodian controls and secures the Trust’s “Bitcoin Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins, on the Trust’s behalf. The Custodian’s services (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Bitcoin Account and (ii) allow the Trust or Sponsor to withdraw Bitcoins from the Trust’s Bitcoin Account to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Bitcoin Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian will withdraw from the Trust’s Bitcoin Account the number of Bitcoins necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Custodian Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.

The Custodian and its affiliates may from time to time purchase or sell Bitcoins for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Bitcoin in the Bitcoin Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Bitcoin Account are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that the Custodian has complied and is currently in compliance with the Custodian Agreement and that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use Bitcoin custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s Bitcoins

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-focused digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards” and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Bitcoin Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodian Agreement. Transfers from the Bitcoin Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Bitcoins to the Bitcoin Account will be available to the Trust once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Sponsor, the process of accessing and withdrawing Bitcoins from the Trust to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring Bitcoins to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation of Shares.”

The Distributor and Marketer

Genesis Global Trading, Inc., a Delaware corporation, is the Distributor and Marketer of the Shares. The Distributor and Marketer is a registered broker-dealer with the SEC and is a member of FINRA.

The Distributor and Marketer assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website; executing the marketing plan for the Trust; and providing strategic and tactical research to the Trust on the Bitcoin Markets. The Distributor and Marketer and the Sponsor are affiliates of one another.

The Sponsor has entered into a Distribution and Marketing Agreement with the Distributor and Marketer. The Sponsor may engage additional or successor Distributors and Marketers in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. On January 26, 2018, the Trust completed a 91-for-1 Share split of the Trust’s issued and outstanding Shares. In connection with the Share Split, Shareholders of record on January 22, 2018 received ninety additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to January 26, 2018 have been retroactively adjusted to reflect the effects of the Share Split, as applicable.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A Shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. For example, Shareholders do not have the right to elect directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The Shareholders take no part in the management or control of the Trust. Under the Trust Agreement, Shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the Shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of Shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). However, the Sponsor may make any other amendments to the Trust Agreement in its sole discretion without Shareholder consent provided that the Sponsor provides 20 days’ notice of any such amendment.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind, including in such form as is necessary or permissible for the Trust to facilitate Shareholders’ access to any Incidental Rights or to IR Virtual Currency.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the Shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—The Trustee—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Previously, the Trust has made certain in-kind distributions in connection with forks in the Blockchain:

•

Bitcoin Cash Distribution: On August 1, 2017, a fork in the Blockchain occurred and the Trust came into possession of Incidental Rights to Bitcoin Cash. The former custodian, Xapo, Inc., subsequently exercised the Trust’s Incidental Rights to obtain Bitcoin Cash tokens without first notifying the Trust that it intended to do so. The Trust, acting on behalf of the Shareholders of record as of the close of business on November 6, 2017 (the “Bitcoin Cash Record Date Shareholders”), and pursuant to the terms of the Trust Agreement, appointed Grayscale Investments, LLC as Agent (as defined below) of the Bitcoin Cash Record Date Shareholders and distributed all of the Bitcoin Cash tokens then held by the Trust to them by transferring such tokens to the Agent.

•

Bitcoin Gold Distribution: On October 24, 2017, a fork in the Blockchain occurred and the Trust came into possession of Incidental Rights to Bitcoin Gold. The Trust, acting on behalf of the Shareholders of record as of the close of business on December 4, 2017 (the “Bitcoin Gold Record Date Shareholders”) and pursuant to the terms of the Trust Agreement, appointed Grayscale Investments, LLC as Agent of the Bitcoin Gold Record Date Shareholders and distributed the Incidental Rights to Bitcoin Gold tokens to them, by transferring such Incidental Rights to the Agent.

•

Bitcoin SegWit2X Distribution: On December 28, 2017, a fork in the Blockchain occurred and the Trust came into possession of Incidental Rights to Bitcoin SegWit2X. The Trust, acting on behalf of the Shareholders of record as of the close of business on January 8, 2018 (the “Bitcoin SegWit2X Record Date Shareholders”) and pursuant to the terms of the Trust Agreement, appointed Grayscale Investments, LLC as Agent of the Bitcoin SegWit2X Record Date Shareholders and distributed the Incidental Rights to Bitcoin SegWit2X tokens to them by transferring such Incidental Rights to the Agent.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Review of Financial Results” for further detail.

Appointment of Agent

Pursuant to the terms of the Trust Agreement, by holding the Shares, Shareholders will be deemed to agree that the Sponsor may cause the Trust to appoint an agent (any person appointed in such capacity, an “Agent”) to act on their behalf in connection with any distribution of Incidental Rights and/or IR Virtual Currency if the Sponsor has determined in good faith that such appointment is reasonably necessary or in the best interests of the Trust and the Shareholders in order to facilitate the distribution of any Incidental Rights and/or IR Virtual Currency. The Sponsor may cause the Trust to appoint Grayscale Investments, LLC (acting other than in its capacity as Sponsor) or any of its affiliates to act in such capacity.

Any Agent appointed to facilitate a distribution of Incidental Rights and/or IR Virtual Currency will receive an in-kind distribution of Incidental Rights and/or IR Virtual Currency on behalf of the Shareholders of record with respect to such distribution, and following receipt of such distribution, will determine, in its sole discretion and without any direction from the Trust, or the Sponsor, in its capacity as Sponsor of the Trust, whether and when to sell the distributed Incidental Rights and/or IR Virtual Currency on behalf of the record date Shareholders. If the Agent is able to do so, it will remit the cash proceeds to the record date Shareholders. There can be no assurance as to the price or prices for any Incidental Rights and/or IR Virtual Currency that the Agent may realize, and the value of the Incidental Rights and/or IR Virtual Currency may increase or decrease after any sale by the Agent.

Any Agent appointed pursuant to the Trust Agreement will not receive any compensation in connection with its role as agent. However, any Agent will be entitled to receive from the record-date Shareholders, out of the distributed Incidental Rights and/or IR Virtual Currency, an amount of Incidental Rights and/or IR Virtual Currency with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the Agent in connection with its activities as agent of the record-date Shareholders, including expenses incurred by the Agent in connection with any post-distribution sale of such Incidental Rights and/or IR Virtual Currency.

In the past, the Sponsor has caused the Trust to appoint Grayscale Investments, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate the distribution of Incidental Rights and/or IR Virtual Currency to Shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date Shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2019, each Share represented approximately 0.0010 of one Bitcoin. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations. As a result, the Shares may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Bitcoin Holdings per Share. This is because Authorized Participants would not be able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoin Holdings per Share.

Redemption of Shares

Effective October 28, 2014, the Trust suspended its redemption program, in which Shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at that time, out of concern that the redemption program was in violation of Regulation M under the Exchange Act. On July 11, 2016, Genesis and the Trust entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79.

As a result of the foregoing, redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144 and the lack of an ongoing redemption program, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Bitcoin Index Price and the Shares have historically traded at a substantial premium over the Bitcoin Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Transfer Restrictions

Shares purchased directly from the trust are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

Pursuant to Rule 144, until the Trust has been subject to the reporting requirements of Section 13 under the Exchange Act for a period of 90 days, a minimum one year holding period will apply to all Shares purchased from the Trust. Thereafter, a minimum six-month holding period will apply to all Shares purchased from the Trust.

On a monthly basis, the Trust aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Trust to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX U.S. Premier marketplace. The outside counsel requires that certain representations be made, providing that:

•	the Shares subject to each sale have been held for the requisite holding period under Rule 144 by the selling Shareholder;

•	the Shareholder is the sole beneficial owner of the Shares;

•	the Sponsor is aware of no circumstances in which the Shareholder would be considered an underwriter or engaged in the distribution of securities for the Trust;

•	none of the Shares are subject to any agreement granting any pledge, lien, mortgage, hypothecation, security interest, charge, option or encumbrance;

•	none of the identified selling Shareholders is an affiliate of the Sponsor;

•	the Sponsor consents to the transfer of the Shares; and

•	outside counsel and the Transfer Agent can rely on the representations.

In addition, because the Trust Agreement prohibits the transfer or sale of Shares without the prior written consent of the Sponsor, the Sponsor must provide a written consent that explicitly states that it irrevocably consents to the transfer and resale of the Shares. Once the transfer restriction legends have been removed from a Share and the Sponsor has provided its written consent to the transfer of that Share, no consent of the Sponsor is required for future transfers of that particular Share.

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit the number of Creation Baskets to the applicable Authorized Participant. The Transfer Agent will issue Creation Baskets. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation of Shares

The following is a description of the material terms of the Trust Documents as they relate to the creation of the Trust’s Shares on a periodic basis from time to time through sales in private placement transactions exempt from the registration requirements of the Securities Act.

The Trust Documents also provide procedures for the redemption of Shares. However, the Trust does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional Bitcoins represented by each Basket being created, which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Bitcoin Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Bitcoin Amount”). All questions as to the calculation of the Basket Bitcoin Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Bitcoin Amount multiplied by the number of Baskets being created is the “Total Basket Bitcoin Amount.” The number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. As of December 31, 2019, each Share represented approximately 0.0010 of one Bitcoin.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a Bitcoin wallet address that is recognized by the Custodian as belonging to the Authorized Participant (an “Authorized Participant Self-Administered Account”). An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement (each such agreement, a “Subscription Agreement”) with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a Subscription Agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in Bitcoins, to the Authorized Participant.

An Investor may pay the subscription amount in cash or Bitcoins. In the event that the Investor pays the subscription amount in cash, the Authorized Participant will use such cash to purchase Bitcoins with such cash, and will contribute those Bitcoins in kind to the Trust, on behalf of the Investor. In exchange, the Authorized Participant will receive Shares of the Trust on behalf of the Investor, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in Bitcoins, the Investor will transfer such Bitcoins to the Authorized Participant, which will contribute such Bitcoins in kind to the Trust, and receive Shares of the Trust, on behalf of the Investor, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of cash or Bitcoins to the Trust in exchange for Shares.

The creation of Baskets requires the delivery to the Trust of the Total Basket Bitcoin Amount.

The Participant Agreement provides the procedures for the creation of Baskets and for the delivery of the whole and fractional Bitcoins required for such creations. The Participant Agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreement, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of Bitcoins by the Bitcoin Network. Authorized Participants who deposit Bitcoins with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and Shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Bitcoin Amount from the Authorized Participant Self-Administered Account to the Bitcoin Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Bitcoin Amount on the same business day, which will be the trade date, and will communicate the Total Basket Bitcoin Amount to the Authorized Participant. The Authorized Participant must transfer the Total Basket Bitcoin Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of Bitcoins will be borne solely by the Authorized Participant until such Bitcoin have been received by the Trust.

Following receipt of the Total Basket Bitcoin Amount by the Custodian, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer the Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Bitcoin Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Bitcoin Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the deposit of the Total Basket Bitcoin Amount comes from an account other than an Authorized Participant Self-Administered Account or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Bitcoin Amount.

In particular, upon the Trust’s receipt of any Incidental Rights and/or IR Virtual Currency in connection with a fork, airdrop or similar event, the Sponsor will suspend creations until it is able to cause the Trust to sell or distribute such Incidental Rights and/or IR Virtual Currency.

None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Bitcoin Amount.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Bitcoin and Determination of Bitcoin Holdings

The Sponsor will evaluate the Bitcoins held by the Trust and determine the Bitcoin Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Bitcoins and the Bitcoin Holdings calculations.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Bitcoins held by the Trust and calculate and publish the Bitcoin Holdings of the Trust. To calculate the Bitcoin Holdings, the Sponsor will:

1.	Determine the Bitcoin Index Price as of such business day.

2.

Multiply the Bitcoin Index Price by the Trust’s aggregate number of Bitcoins owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate number of Bitcoins payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.

3.

Add the U.S. dollar value of Bitcoins, calculated using the Bitcoin Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Bitcoin Amount and then multiplying such product by the Bitcoin Index Price.

4.	Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.

5.

Subtract the U.S. dollar value of the Bitcoins, calculated using the Bitcoin Index Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Bitcoin Amount and then multiplying such product by the Bitcoin Index Price (the amount derived from steps 1 through 5 above, the “Bitcoin Holdings Fee Basis Amount”).

6.	Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the Bitcoin Holdings Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Bitcoin Index Price is not an appropriate basis for valuation of the Trust’s Bitcoins, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Bitcoin Industry Market—Bitcoin Value—The Index and the Bitcoin Index Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the Bitcoin Holdings, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the Bitcoin Holdings or the Bitcoin Holdings per Share.

The Sponsor will publish the Bitcoin Index Price, the Trust’s Bitcoin Holdings and the Bitcoin Holdings per Share on the Trust’s website as soon as practicable after its determination. If the Bitcoin Holdings and Bitcoin Holdings per Share have been calculated using a price per Bitcoin other than the Bitcoin Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per Bitcoin resulting from such calculation.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the network for Bitcoin and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, mining power on, and community engagement with the Bitcoin Network.

The Shareholders may rely on any evaluation furnished by the Sponsor. The determinations that the Sponsor makes will be made in good faith upon the basis of, and the Sponsor will not be liable for any errors contained in, information reasonably available to it. The Sponsor will not be liable to the Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of Bitcoins

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate of 2.0% of the Bitcoin Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on Bitcoin Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into Bitcoins by reference to the same Bitcoin Index Price used to determine such accrual. The Sponsor’s Fee is payable in Bitcoins to the Sponsor monthly in arrears.

Expenses to Be Paid by the Sponsor

As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust.

The Sponsor’s Fee will generally be paid in Bitcoins. However, if the Trust holds any Incidental Rights and/or IR Virtual Currency at any time, the Trust may also pay the Sponsor’s Fee, in whole or in part, with such Incidental Rights and/or IR Virtual Currency by entering into an agreement with the Sponsor and transferring such Incidental Rights and/or IR Virtual Currency to the Sponsor at a value to be determined pursuant to such agreement. However, the Trust may use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee only if such agreement and transfer do not otherwise conflict with the terms of the Trust Agreement. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price.” If the Trust pays the Sponsor’s Fee in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of the relevant digital asset that would otherwise have been used to satisfy such payment will be correspondingly reduced.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the Bitcoin, Incidental Rights and/or IR Virtual Currency received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such Bitcoin, Incidental Rights and/or IR Virtual Currency to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert Bitcoin, Incidental Rights and/or IR Virtual Currency received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoins, Incidental Rights and/or IR Virtual Currency. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price.” If the Trust pays Additional Trust Expenses in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of Bitcoin that would otherwise have been used to satisfy such payment will be correspondingly reduced. See “—Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency” for further information on sales or other dispositions of Bitcoins, Incidental Rights and/or IR Virtual Currency. Although the Sponsor cannot definitively state the frequency or magnitude of Additional Trust Expenses, the Sponsor expects that they may occur infrequently.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor ) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Bitcoin Account the number of Bitcoins, Incidental Rights and/or IR Virtual Currency, determined as described above in “Activities of the Trust—Trust Expenses,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such Bitcoins, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Bitcoin Account Bitcoins, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such Bitcoins, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such Bitcoins, Incidental Rights and/or IR Virtual Currency in kind, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in Bitcoin. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of Bitcoins, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the number of Bitcoins held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in Bitcoins or the sale of Bitcoins to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting Bitcoins into U.S. dollars), the number of Bitcoins represented by a Share will decline at such time and the Trust’s Bitcoin Holdings may also decrease. Similarly, the number (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the Shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New Bitcoins deposited into the Bitcoin Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s Bitcoins, Incidental Rights and/or IR Virtual Currency if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of Bitcoins, Incidental Rights and/or IR Virtual Currency.

The quantity of Bitcoins, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of Bitcoins, Incidental Rights or IR Virtual Currency held by the Trust. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to Shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the number of Bitcoins represented by each outstanding Share for three years, assuming that the Trust does not make any payments using any Incidental Rights and/or IR Virtual Currency. It assumes that the only transfers of Bitcoins will be those needed to pay the Sponsor’s Fee and that the price of Bitcoins and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional number of Bitcoins represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00
Sponsor’s Fee	2.00%	2.00%	2.00%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
Bitcoins in Trust, beginning	10,000.00	9,800.00	9,604.00
Hypothetical value of Bitcoins in Trust	$1,000,000.00	$980,000.00	$960,400.00
Beginning Bitcoin Holdings of the Trust	$1,000,000.00	$980,000.00	$960,400.00

	Year
	1	2	3
Bitcoins to be delivered to cover the Sponsor’s Fee	200.00	196.00	192.08
Bitcoins in Trust, ending	9,800.00	9,604.00	9,411.92
Ending Bitcoin Holdings of the Trust	$980,000.00	$960,400.00	$941,192.00
Ending Bitcoin Holdings per share	$9.80	$9.60	$9.41
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any Shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Trust against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, provided that (i) the Covered Person was acting on behalf of, or performing services for, the Trust and had determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Trust. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Trust other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a Shareholder attempting to bring a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the Trust Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any Shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such Shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Trust’s annual filings on Form 10-K, quarterly filings on Form 10-Q and periodic reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Sponsor pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, Shareholders may need to increase their holdings or locate additional Shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other Shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by contacting Shareholders that are required to file Schedule 13Ds or Schedule 13Gs with the SEC or by requesting from the Sponsor the list of the names and last known address of all Shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA.

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group., Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may, in its sole discretion, prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the Shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Trust may dissolve and a Liquidating Trustee may be appointed to terminate and liquidate the Trust and distribute its remaining assets. The Trustee will have no obligation to appoint a successor sponsor or to assume the duties of the Sponsor, and will have no liability to any person because the Trust is or is not terminated. However, if a certificate of dissolution or revocation of the Sponsor’s charter is filed (and ninety (90) days have passed after the date of notice to the Sponsor of revocation without a reinstatement of the Sponsor’s charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, Shareholders holding at least a majority (over 50%) of the Shares may agree in writing to continue the affairs of the Trust and to select, effective as of the date of such event, one or more successor Sponsors within ninety (90) days of any such event.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Trust Statute. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the Shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoins or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the Shareholders. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that Shareholders will indemnify the Trust for any harm suffered by it as a result of Shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for Shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and DCG as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor DCG will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, DCG will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of DCG and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

Holding of Trust Property

The Trust will hold and record the ownership of the Trust’s assets in a manner such that it will be owned for the benefit of the Shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. The Trust will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election so to do, delivered to the Sponsor with at least 180 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the Shareholders, will appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

If the Trustee resigns and no successor trustee is appointed within 180 days after the Trustee notifies the Sponsor of its resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any Shareholder. In particular, the Sponsor may, without the approval of the Shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. However, the Sponsor may not make an amendment, or otherwise supplement the Trust Agreement, if such amendment or supplement would permit the Sponsor, the Trustee or any other person to vary the investment of the Shareholders (within the meaning of applicable Treasury Regulations) or would otherwise adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of Shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). A Shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the Shareholders in writing of the proposed modification or amendment and the Shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing the Shareholder objects to such modification or amendment.

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•	a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its Bitcoins or seizes, impounds or otherwise restricts access to Trust assets;

•	any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Bitcoin Index Price;

•	any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert Bitcoins to U.S. dollars; or

•

a certificate of dissolution or revocation of the Sponsor’s charter is filed (and 90 days have passed since the date of notice to the Sponsor of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, unless (i) at the time there is at least one remaining Sponsor and that remaining Sponsor carries on the Trust or (ii) within 90 days of any such event Shareholders holding at least a majority (over 50%) of Shares, not including Shares held by the Sponsor and its affiliates, agree in writing to continue the activities of the Trust and to select, effective as of the date of such event, one or more successor Sponsors.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•	the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act of 1940;

•	the CFTC determines that the Trust is a commodity pool under the CEA;

•

the Trust is determined to be a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act and is required to comply with certain FinCEN regulations thereunder;

•

the Trust is required to obtain a license or make a registration under any state law regulating money transmitters, money services businesses, providers of prepaid or stored value or similar entities, or virtual currency businesses;

•	the Trust becomes insolvent or bankrupt;

•	the Custodian resigns or is removed without replacement;

•	all of the Trust’s assets are sold;

•	the Sponsor determines that the aggregate net assets of the Trust in relation to the expenses of the Trust make it unreasonable or imprudent to continue the affairs of the Trust;

•	the Sponsor receives notice from the IRS or from counsel for the Trust or the Sponsor that the Trust fails to qualify for treatment, or will not be treated, as a grantor trust under the Code;

•	if the Trustee notifies the Sponsor of the Trustee’s election to resign and the Sponsor does not appoint a successor trustee within 180 days; or

•	the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

The death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any Shareholder (as long as such Shareholder is not the sole Shareholder of the Trust) will not result in the termination of the Trust, and such Shareholder, his or her estate, custodian or personal representative will have no right to a redemption or value such Shareholder’s Shares. Each Shareholder (and any assignee thereof) expressly agrees that in the event of his or her death, he or she waives on behalf of himself or herself and his or her estate, and he or she directs the legal representative of his or her estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of account for the Trust, except for such rights as are set forth in Article VIII of the Trust Agreement relating to the books of account and reports of the Trust.

Upon dissolution of the Trust and surrender of Shares by the Shareholders, Shareholders will receive a distribution in U.S. dollars or Bitcoin, Incidental Rights and/or IR Virtual Currency, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s Bitcoin, Incidental Rights and IR Virtual Currency, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Bitcoin Markets to liquidate the Trust’s Bitcoin as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including Shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to Shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentage of percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and Shareholders under the Trust Agreement are governed by the laws of the State of Delaware. Each Participant Agreement is also governed by the laws of the State of Delaware.

Description of the Custodian Agreement

The Custodian Agreement establishes the rights and responsibilities of the Custodian, Sponsor, Trust and Authorized Participants with respect to the Trust’s Bitcoin in the Bitcoin Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian.”

Account; Location of Bitcoins

The Trust’s Bitcoin Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin, on the Trust’s behalf. Private key shards associated with the Trust’s Bitcoin are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s Bitcoin, including to a different state. The Bitcoin Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

Bitcoin in the Bitcoin Account are not treated as general assets of the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Bitcoin Account are considered fiduciary assets that remain the Trust’s property at all times.

Safekeeping of Bitcoins

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. All Bitcoin credited to the Bitcoin Account will (i) be held in the Bitcoin Account at all times, and the Bitcoin Account will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held in the Bitcoin Account on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet; and (vi) for any Bitcoin Account maintained by the Custodian on behalf of the Trust, the Custodian will use best efforts to keep the private key or keys secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of best efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the Bitcoin “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

Insurance

The Custodian has indicated to the Sponsor that it has insurance coverage as a subsidiary under its parent company, Coinbase Global, Inc. (together with its affiliates, “Coinbase”), which procures fidelity (aka crime) insurance coverage of up to $255 million. The Custodian’s insurance coverage is limited to losses of the digital assets it custodies on behalf of its clients, including the Trust’s Bitcoin, resulting from theft, including internal theft by employees of Coinbase and theft or fraud by a director if the director is acting in the capacity of an employee of Coinbase.

Deposits, Withdrawals and Storage; Access to the Bitcoin Account

The Custodial Services (i) allow Bitcoin to be deposited from a public blockchain address to the Bitcoin Account and (ii) allow the Trust or Sponsor to withdraw Bitcoin from the Bitcoin Account to a public blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Bitcoin Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Bitcoins from the Bitcoin Account, the Custodian will have up to forty-eight (48) hours to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Subject to certain exceptions in the Custodian Agreement, the Trust, the Sponsor and their authorized representatives will be able to access the Bitcoin Account via the Custodian’s website 99.9% of the time (excluding scheduled maintenance) in order to check information about the Bitcoin Account, deposit Bitcoin to the Bitcoin Account or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of Bitcoin or the availability and/or accessibility of the Bitcoin Account or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Bitcoin accounts owned by any Authorized Participant, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a Bitcoin address for deposits by Authorized Participants, and to initiate withdrawals to Bitcoin addresses controlled by Authorized Participants.

The Custodian Agreement further provides that the Trust’s and the Sponsor’s auditors or third-party accountants upon reasonable notice, have inspection rights to visit and inspect the Bitcoin Account. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

Security of the Account

The Custodian securely stores all digital asset private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose private keys to the Sponsor, Trust or any other individual or entity.

The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Trust’s or the Sponsor’s information, (b) the Trust’s or the Sponsor’s information is otherwise lost, stolen or compromised or (c) the Custodian’s Chief Information Security Officer, or other senior security officer of a similar title, is no longer employed by the Custodian.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place, and visit and inspect the systems on which the Bitcoins are held, all at such times as the Trust or the Sponsor may reasonably request. The Custodian is obligated to provide a copy of any audit report prepared by its internal or independent auditors to the Trust or the Sponsor, pursuant to the Custodian’s annual audit or otherwise.

Annual Certificate and Report

Once each calendar year, the Sponsor or Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that the Custodian has complied and is currently in compliance with the Custodian Agreement and that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

For year 2020, and thereafter, no more than once per calendar year, the Trust and the Sponsor will be entitled to request that the Custodian produce or commission a new Services Organization Controls (“SOC”) 1 report and SOC 2 report, and promptly deliver to the Trust and the Sponsor a copy thereof by December 31 of each year. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any Bitcoin to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw Bitcoin from the Bitcoin Account according to the Custodian Agreement or as a result of the Custodian’s errors in executing a transaction on behalf of the Trust), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost Bitcoin.

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the Bitcoin on deposit in the Bitcoin Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. The Custodian or Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

Furthermore, the Custodian is not liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists, including but not limited to cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian and will not affect the validity and enforceability of any remaining provisions. For the avoidance of doubt, a cybersecurity attack, hack or other intrusion by a third party or by someone associated with the Custodian is not a circumstance that is beyond the Custodian’s reasonable control, to the extent due to the Custodian’s failure to comply with its obligations under the Custodian Agreement.

The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Sponsor’s or the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud, willful misconduct or breach of the Custodian Agreement.

Indemnity

Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody. Following the third anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Trust and the Sponsor and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Trust’s and the Sponsor’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of three years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

Termination

During the Initial Term, either party may terminate the Custodian Agreement for Cause (as defined below) at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice. “Cause” is defined as if: (i) such other party commits any material breach of any of its obligations under the Custodian Agreement; (ii) such other party is adjudged bankrupt or insolvent, or there is commenced against such party a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or such party files an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iii) with respect to the Trust’s and the Sponsor’s right to terminate, any applicable law, rule or regulation or any change therein or in the interpretation or administration thereof has or may have a material adverse effect on the rights of the Trust, the Sponsor or any of their respective beneficiaries with respect to any services covered by the Custodian Agreement.

After the initial term, either party may terminate the Custodian Agreement (i) upon ninety (90) days’ prior written notice to the other party and (ii) for Cause at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice.

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Bitcoin Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

Governing Law

The Custodian Agreement is governed by New York law.

CERTAIN U.S. FEDERAL INCOME TAX CONSEQUENCES

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•	financial institutions;

•	dealers in securities or commodities;

•	traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;

•	persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;

•	Authorized Participants (as defined below);

•	U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;

•	entities or arrangements classified as partnerships for U.S. federal income tax purposes;

•	real estate investment trusts;

•	regulated investment companies; and

•	tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Prospective Abandonment Notices to the former custodian and the Custodian, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoins (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital currency (i) is “property,” (ii) is not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. Recently, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for Shareholders and could have an adverse effect on the prices of digital currencies, including the price of Bitcoin in the Bitcoin Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital currency that are not within the scope of the Notice.

The remainder of this discussion assumes that Bitcoin, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital currencies in general, including, in the case of Shareholders that are generally exempt from U.S. federal income taxation, whether such Shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar occurrence.

Incidental Rights and IR Virtual Currency

It is possible that, in the future, the Trust will hold Incidental Rights and/or IR Virtual Currency that it receives in connection with its investment in Bitcoins. The uncertainties with respect to the treatment of digital currency for U.S. federal income tax purposes, described above, apply to Incidental Rights and IR Virtual Currency, as well as to Bitcoins. As described above, the Notice addressed only digital currency that is “convertible virtual currency,” defined as digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency. It is conceivable that certain IR Virtual Currency the Trust may receive in the future would not be within the scope of the Notice.

In general, it is expected that the Trust would receive Incidental Rights and IR Virtual Currency as a consequence of a fork, an airdrop or a similar occurrence related to its ownership of Bitcoins. As described above, the Ruling & FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital currencies are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Incidental Rights or IR Virtual Currency may give rise to other tax issues. The possibility that the Trust will receive Incidental Rights and/or IR Virtual Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Shares.

The Trust may distribute Incidental Rights or IR Virtual Currency, or cash from the sale of Incidental Rights or IR Virtual Currency, to the Shareholders. Alternatively, the Trust may form a liquidating trust to which it contributes Incidental Rights or IR Virtual Currency and distribute interests in the liquidating trust to the Shareholders. Any such distribution will not be a taxable event for a U.S. Holder (as defined below). A U.S. Holder’s tax basis in the Incidental Rights or IR Virtual Currency distributed, whether directly or through the medium of a liquidating trust, will be the same as the U.S. Holder’s tax basis in the distributed assets immediately prior to the distribution, and the U.S. Holder’s tax basis in its pro rata share of the Trust’s remaining assets will not include the amount of such basis. Immediately after any such distribution, the U.S. Holder’s holding period with respect to the distributed Incidental Rights or IR Virtual Currency will be the same as the U.S. Holder’s holding period with respect to the distributed assets immediately prior to the distribution. A subsequent sale of the distributed Incidental Rights or IR Virtual Currency will generally be a taxable event for a U.S. Holder.

For simplicity of presentation, the remainder of this discussion assumes that the Trust will hold only Bitcoins. However, the principles set forth in the discussion below apply to all of the assets that the Trust may hold at any time, including Incidental Rights and IR Virtual Currency, as well as Bitcoins. Without limiting the generality of the foregoing, each beneficial owner of Shares generally will be treated for U.S. federal income tax purposes as owning an undivided interest in any Incidental Rights and/or IR Virtual Currency held in the Trust, and any transfers or sales of Incidental Rights and/or IR Virtual Currency by the Trust (other than distributions by the Trust, as described in the preceding paragraph) will be taxable events to Shareholders with respect to which Shareholders will generally recognize gain or loss in a manner similar to the recognition of gain or loss on a taxable disposition of Bitcoins, as described below.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•	an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;

•	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or

•	an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and either solely for cash or solely for Bitcoins that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing Bitcoins in-kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Bitcoins held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for Bitcoins, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust will be equal to the U.S. Holder’s tax basis in the Bitcoins that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins generally will include the period during which the U.S. Holder held the Bitcoins that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital currency at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of Bitcoins contributes a portion of its Bitcoins to the Trust in exchange for Shares, the U.S. Holder may designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Bitcoins it is contributing and to substantiate its tax basis in those Bitcoins. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of Bitcoins or (iii) in exchange for a contribution of Bitcoins with different tax bases, the U.S. Holder’s share of the Trust’s Bitcoins will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the IR Virtual Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

When the Trust transfers Bitcoins to the Sponsor as payment of the Sponsor’s Fee, or sells Bitcoins to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those Bitcoins for their fair market value at that time (which, in the case of Bitcoins sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Bitcoins transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Bitcoins transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoins is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoins is more than one year. A U.S. Holder’s tax basis in its pro rata share of any Bitcoins transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoins held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Bitcoins transferred and the denominator of which is the total amount of Bitcoins held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Bitcoins remaining in the Trust will be equal to the tax basis of its pro rata share of the Bitcoins held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Bitcoins transferred.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital currency constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Under the Ruling & FAQs, a U.S. Holder will have a basis in any IR Virtual Currency received in a fork or airdrop equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, for taxable years beginning after December 31, 2017 and before January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes. For taxable years beginning on or after January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will be deductible for regular U.S. federal income tax purposes only to the extent that the U.S. Holder’s share of the expenses, when combined with other “miscellaneous itemized deductions,” exceeds 2% of the U.S. Holder’s adjusted gross income for the particular year, will not be deductible for U.S. federal alternative minimum tax purposes and will be subject to certain other limitations on deductibility.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the Bitcoins underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoins held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s Bitcoins consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoins underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Bitcoins held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition.

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt Shareholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt Shareholder should consult its tax advisor regarding whether such Shareholder may recognize some UBTI as a consequence of an investment in Shares.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Bitcoins in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of Bitcoins. In addition, assuming that the Trust holds no asset other than Bitcoin, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Shareholders in the Trust should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Shareholder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

Although the nature of the Incidental Rights and IR Virtual Currency that the Trust may hold in the future is uncertain, it is unlikely that any such asset would give rise to income that is treated as “effectively connected” with the conduct of a trade or business in the United States or that any income derived by a non-U.S. Holder from any such asset would otherwise be subject to U.S. income or withholding tax, except as discussed above in connection with the fork, airdrop or similar occurrence giving rise to Incidental Rights or IR Virtual Currency. There can, however, be no complete assurance in this regard.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide Shareholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the Shareholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

ERISA AND RELATED CONSIDERATIONS

General

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to acquire Shares with plan assets (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel.

*    *    *

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the Code together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 of the Code and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Trust, including the role an investment in the Trust plays in the Plan’s investment portfolio. Each Plan Fiduciary must be satisfied that investment in the Trust is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Trust, are diversified so as to minimize the risks of large losses and that an investment in the Trust complies with the documents of the Plan and related trust and that an investment in the Trust does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that assets of an entity will not be plan assets of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Trust to be “plan assets,” the Sponsor intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Shares of the Trust (not including the investments of the Trustee, the Sponsor, the Distributor, any other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Trust, any other person who has discretionary authority or control over the assets of the Trust, and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Sponsor is the general partner, managing member, investment adviser or provides investment advice), and each of the principals, officers, and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Trust). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Sponsor to require that existing benefit plan investors redeem from the Trust in the event that other investors redeem their Shares. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Sponsor, to avoid causing the assets of the Trust to be “plan assets,” the Sponsor will effect such rejections or redemptions in such manner as the Sponsor, in its sole discretion, determines.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the Distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN. THE PERSON WITH INVESTMENT DISCRETION SHOULD CONSULT WITH HIS OR HER ATTORNEY AND FINANCIAL ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

An investment in the Shares involves certain risks as described below. These risks should also be read in conjunction with the other information included in this Annual Report, including the Trust’s financial statements and related notes thereto. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report.

Risk Factors Related to Digital Assets

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. These drawdowns notwithstanding, Bitcoin prices have increased significantly again during 2019 and decreased significantly again in 2020 amidst broader market declines as a result of the novel coronavirus outbreak. The Bitcoin Markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•

Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and we expect will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks.

•

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin Network, would affect the ability to transfer digital assets, including Bitcoin, and, consequently, their value.

•

The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.

•

Governance of the Bitcoin Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin Network, which may stymie the Bitcoin Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin Network, especially long-term problems.

•

The foregoing notwithstanding, the Bitcoin Network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin Network, the Bitcoin Network will be subject to new protocols that may adversely affect the value of Bitcoin.

•

The loss or destruction of a private key required to access a digital asset such as Bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access the Bitcoin held in the Bitcoin Account corresponding to that private key and the private key will not be capable of being restored by the Bitcoin Network.

•

Bitcoins have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Bitcoin Exchanges, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

•

Miners, developers and users may switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin Network.

•

Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

•

To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

•

Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

•

The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin Network could damage that network.

•

Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

Moreover, because digital assets, including Bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

The Bitcoin Network is part of a new and rapidly evolving industry, and the value of the Shares depends on the development and acceptance of the Bitcoin Network.

The Bitcoin Network was first launched in 2009 and Bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

As the Bitcoin Network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Bitcoin’s global development community.

•

In August 2017, the Bitcoin Network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin Network. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

•

Also in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that, among other things, potentially doubles the transactions per second that can be handled on-chain and enables so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to substantially increase transaction throughput (i.e., millions of transactions per second). As of the date of this Annual Report, wallets and intermediaries that support Segregated Witness or Lightning Network-like technologies do not yet have material adoption. This upgrade may fail to work as expected leading to a decline in support and price of Bitcoin.

•

As of December 31, 2019, the largest 100 Bitcoin wallets held approximately 15% of the Bitcoins in circulation and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of Bitcoin.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s Bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for Bitcoin. Even if another digital asset other than Bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Bitcoin Network.

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. Public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that the SEC does not intend to take the position that Bitcoin or Ether are currently securities. Subsequently in a March 2019 statement, the chairman of the SEC expressed agreement with certain statements from the June 2018 speech by the director of the SEC’s division of Corporation Finance, including the analysis of federal securities laws that the director applied to Bitcoin and Ethereum. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. Similarly, in April 2019, the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for the analysis of digital assets. However, this framework is not a rule, regulation or statement of the Commission and is not binding on the Commission. If Bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Bitcoin as a digital asset. For example, it may become more difficult for Bitcoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of Bitcoin and cause users to migrate to other digital assets. Further, if any other digital asset is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Bitcoin as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. As such, any determination that Bitcoin or any other digital asset is a security under federal or state securities laws may adversely affect the value of Bitcoin and, as a result, the value of the Shares.

To the extent that Bitcoin is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the Investment Company Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. See “—Risks Relating to the Regulation of the Trust and the Shares—Regulatory changes or interpretations could cause the Trust and the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.” If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Shareholders.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node.

As of December 31, 2019, the Bitcoin Network could handle approximately three to seven transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2019. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2017, Bitcoin transaction fees have increased from $0.35 per Bitcoin transaction, on average, to a high of $55.16 per transaction, on average, on December 22, 2017. As of December 31, 2019, Bitcoin transaction fees stood at $0.37 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization (e.g., off-chain payment channels like the Lightning Network, sharding, or off-chain computations). However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which transactions in Bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin Network or the Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin Network.

Although there are no known reports of malicious activity on, or control of, the Bitcoin Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. For example, it is believed that more than 50% of the processing power on the Bitcoin Network is located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, reportedly forcing several digital asset exchanges to shut down, there is a risk that the Chinese government could also achieve control over more than 50% of the processing power on the Bitcoin Network. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Bitcoin Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the Bitcoin ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power on the Bitcoin Network in this manner will remain heightened.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ether Classic, or ETC. ETC now trades on several digital asset exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ether and Ether Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ether Classic, worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

A future fork in the Bitcoin Network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. The Trust did not participate in the 2017 Stellar Lumen airdrop.

On December 1, 2017, the Trust announced that it had irrevocably abandoned (i) all of the rights to Bitcoin Diamond tokens then held by the Trust as a result of the fork in the Blockchain on November 24, 2017 and (ii) all of the rights to Bytether tokens then held by the Trust as a result of the fork in the Blockchain on August 1, 2017. The Trust did not receive any direct or indirect consideration for the abandonment of these rights. As a consequence of the abandonment, the Trust has no right to receive any Bitcoin Diamond tokens or Bytether tokens at any point in the future, the Trust will not accept any Bitcoin Diamond tokens or Bytether tokens, or any payment in respect thereof, at any point in the future and the Trust will not otherwise take any action in the future inconsistent with such abandonment. On December 29, 2017 the Sponsor of the Trust announced that it had declared a distribution and established a record date for the distribution, to Shareholders of record as of the close of business on January 8, 2018, of the Incidental Right to the Bitcoin SegWit2X held by the Trust. On April 2, 2018, Grayscale Investments, LLC, as agent of the Shareholders of record on the record date of the distribution of rights to Bitcoin SegWit2X tokens, announced that it had, on behalf of such Shareholders, abandoned the rights to the Bitcoin SegWit2X tokens because it determined that the costs that would be incurred by it in connection with exercising those rights and selling the Bitcoin SegWit2X tokens would exceed the gross proceeds that would be generated by such sales.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their interests in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in Bitcoin, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent Shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisors, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in Shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the definition of a “security” under Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, SEC v. W.J. Howey Co., 328 U.S. 293 (1946) and the case law interpreting it, as well as reports, orders, press releases, public statements and speeches by the SEC providing guidance on when a digital asset is a “security” for purposes of the federal securities laws.

The Trust has informed the Custodian that it is irrevocably abandoning, as of any date on which the Trust creates Shares, any Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action at or prior to such date. In order to avert abandonment of an Incidental Right or IR Virtual Currency, the Trust will send a notice to the Custodian of its intention to retain such Incidental Right or IR Virtual Currency. The Sponsor intends to evaluate each future fork or airdrop on a case-by-case basis in consultation with the Trust’s legal advisors, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Incidental Rights and IR Virtual Currency.”

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, security vendors and the Index Provider on what is generally accepted as Bitcoin and should therefore be considered “Bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

If the digital asset award for solving blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.

If the digital asset awards for solving blocks and the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control.

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin Network, the cost of using Bitcoin may increase and the marketplace may be reluctant to accept Bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin Network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin Network, the value of Bitcoin and the value of the Shares.

Risk Factors Related to the Bitcoin Markets

The value of the Shares relates directly to the value of Bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

•	An increase in the global Bitcoin supply;

•	Manipulative trading activity on Bitcoin Exchanges, which, in many cases, are unregulated;

•	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;

•	Forks in the Bitcoin Network;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset exchange rates;

•	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;

•	Fiat currency withdrawal and deposit policies on Bitcoin Exchanges;

•	The liquidity of Bitcoin Markets;

•	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;

•	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for Bitcoin or for digital assets generally;

•

Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the Bitcoin Markets;

•	Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;

•	Fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;

•	Interruptions in service from or failures of major Bitcoin Exchanges;

•	Decreased confidence in Bitcoin Exchanges due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin Exchanges;

•	Increased competition from other forms of digital assets or payment services; and

•	The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

In addition, there is no assurance that Bitcoin will maintain its value in the long or intermediate term. In the event that the price of Bitcoin declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of a Bitcoin as represented by the Bitcoin Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoins has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Bitcoin Index Price more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Bitcoin Index Price and could adversely affect the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares.

Bitcoin Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Bitcoin Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Bitcoin Exchanges do not provide this information. As a result, the marketplace may lose confidence in Bitcoin Exchanges, including prominent exchanges that handle a significant volume of Bitcoin trading.

For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Bitcoin Exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the U.S. Such reports may indicate that the Bitcoin Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Bitcoin Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Bitcoin Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

In addition, over the past several years, some Bitcoin Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Bitcoin Exchanges could be subject to abrupt failure with consequences for both users of Bitcoin Exchanges and the Bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Bitcoin Exchange. The value of Bitcoin immediately decreased over 10% following reports of the theft at Bitfinex and the Shares suffered a corresponding decrease in value. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct Bitcoin Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest Bitcoin Exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Negative perception, a lack of stability in the Bitcoin Markets and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a Bitcoin Exchange used in calculating the Bitcoin Index Price may result in a loss of confidence in the Trust’s ability to determine its Bitcoin Holdings on a daily basis. These potential consequences of such a Bitcoin Exchange’s failure could adversely affect the value of the Shares.

The Index has a limited history and a failure of the Bitcoin Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Bitcoin Index Price is an average composite reference rate calculated using volume-weighted trading price data from various Bitcoin Exchanges chosen by the Index Provider. The Bitcoin Exchanges chosen by the Index Provider have also changed over time. For example, effective February 17, 2017, the Index Provider removed OKCoin from the Index due to a suspension in withdrawals. Bitfinex was also previously included on the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index. On January 19, 2020, the Index Provider removed Bittrex and added LMAX Digital to the Index. The Index Provider may remove or add Bitcoin Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Bitcoin Exchanges in the Index, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price.”

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Bitcoin Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Bitcoin Index Price. For example, based on data provided by the Index Provider, on any given day during the period from May 10, 2015 to December 31, 2019, the maximum differential between the 4:00 p.m., New York time spot price of any single Bitcoin Exchange included in the Index and the Bitcoin Index Price was 19.52% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Bitcoin Exchange included in the Index and the Bitcoin Index Price was 18.23%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Bitcoin Exchanges included in the Index and the Bitcoin Index Price was 0.20%. The timeframe chosen reflects the longest continuous period during which the Bitcoin Exchanges that are currently included in the Index have been constituents. All Bitcoin Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Bitcoin Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoins, which could adversely affect an investment in the Shares.

The Bitcoin Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing activity in the Bitcoin Markets associated with Basket creations may affect the Bitcoin Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Bitcoin on public Bitcoin Exchanges has a very limited history, and during this history, Bitcoin prices on the Bitcoin Markets more generally, and on Bitcoin Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Bitcoin Exchanges, the Bitcoin Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Bitcoin Exchanges, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of Bitcoin Exchanges is limited, the Index will necessarily be composed of a limited number of Bitcoin Exchanges. If a Bitcoin Exchange were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Bitcoin Exchange from the Index, which could skew the price of Bitcoin as represented by the Index. Trading on a limited number of Bitcoin Exchanges may result in less favorable prices and decreased liquidity of Bitcoin and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring Bitcoin required for the creation of Baskets may increase the market price of Bitcoin on the Bitcoin Markets, which will result in higher prices for the Shares. Increases in the market price of Bitcoin may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of Bitcoin that may result from increased purchasing activity of Bitcoin connected with the issuance of Baskets. Consequently, the market price of Bitcoin may decline immediately after Baskets are created. Decreases in the market price of Bitcoin may also occur as a result of sales in Secondary Markets by other market participants. If the Bitcoin Index Price declines, the trading price of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2019, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2019, there were over 5,000 alternative digital assets tracked by CoinMarketCap.com, having a total market-capitalization of approximately $190.9 billion (including the approximately $130.4 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect an investment in the Shares.

Investors may invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Bitcoin Index Price, the Bitcoin Holdings, the price of the Shares, the NAV and the NAV per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. On January 18, 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, the Sponsor previously withdrew its application with the SEC to list the Trust on a national security exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and the outstanding requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The value of the Shares may be influenced by a variety of factors unrelated to the value of Bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Bitcoin and the Bitcoin Exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include the following factors:

•

Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of Bitcoin have been developed specifically for this product;

•

The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•

The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Bitcoin Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

•

Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin Network may increase the potential for Bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The restrictions on transfer and redemption may result in losses on an investment in the Shares.

Shares purchased directly from the Trust may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

At this time the Sponsor is not accepting redemption requests from Shareholders. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, Shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Furthermore, because the Trust does not have the ability to redeem Shares of the Trust until given authorization by the SEC, the Shares could trade below the Bitcoin Holdings per Share due to the fact that Shareholders cannot currently realize any increase in the value of the Trust’s Bitcoin through redemption. Therefore, the Trust may not meet its objective for investment, which is to provide investors a cost-effective and convenient way to invest in Bitcoin while avoiding the complication of directly holding Bitcoin.

The Trust and an affiliate of the Trust previously entered into a settlement agreement with the SEC concerning the operation of the Trust’s former redemption program.

On April 1, 2014, a program was launched pursuant to which Shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that the Trust’s redemption program, in which Shareholders were permitted to request the redemption of their Shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of Shares took place at the same time the Trust was in the process of creating Shares. On July 11, 2016, Genesis and the Trust entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to reinstate its redemption program.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

We also intend to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the Shares. After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the Shares. More recently, the Chicago Board Options Exchange (“CBOE”) withdrew a request to list the shares of the VanEck SolidX Bitcoin Trust in September 2019 and the SEC issued disapprovals of NYSE Arca’s requests to list the shares of the Bitwise Bitcoin ETF Trust in October 2019 and shares of the United States Bitcoin and Treasury Investment Trust in February 2020. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

The Sponsor will incur significant costs as a result of the registration of the Shares under the Exchange Act and the Trust becoming a reporting issuer under the Exchange Act.

As the sponsor of a trust fully reporting under the Exchange Act, the Sponsor will incur significant legal, accounting and other expenses that it did not incur previously. In addition, the Exchange Act imposes various requirements on issuers that require the Sponsor’s management and other personnel to devote a substantial amount of time to compliance initiatives.

Because of the holding period under Rule 144 and the lack of an ongoing redemption program, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Bitcoin Index Price and the Shares have historically traded at a substantial premium over the Bitcoin Holdings per Share.

Shares purchased directly from the Trust in sales in private placements are subject to a holding period under Rule 144. In addition, the Trust does not currently operate an ongoing redemption program. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the price of Bitcoin to keep the price of the Shares closely linked to the Bitcoin Index Price. As a result, the value of the Shares of the Trust may not approximate, and the Shares may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Bitcoin Holdings per Share because Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoin Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Bitcoins Holdings per Share due in part to the suspension of redemptions and has historically traded at a substantial premium over the Bitcoin Holdings per Share. From May 5, 2015 to December 31, 2019, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Bitcoin Holdings per Share was 142% and the average premium was 41%. Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has only been quoted at a discount on October 28, 2015. The discount on that day was 0.1%. As of December 31, 2019, the Trust’s Shares were quoted on OTCQX at a premium of 17% to the Trust’s Bitcoin Holdings per Share. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trust Overview.” Because of the lack of an ongoing redemption program, our Shares may continue to trade at a substantial premium over the Bitcoin Holdings per Share in the future, which may have an adverse impact on an investment in the Shares.

The Shares may trade at a price that is at, above or below the Trust’s Bitcoin Holdings per Share as a result of the non-current trading hours between OTCQX and the Bitcoin Exchange Market.

The Trust’s Bitcoin Holdings per Share will fluctuate with changes in the market value of Bitcoin, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s Bitcoin Holdings per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s Bitcoin Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Bitcoin Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Bitcoin Exchanges are open, significant changes in the price of Bitcoin on the Bitcoin Exchange Market could result in a difference in performance between the value of Bitcoins as measured by the Index and the most recent Bitcoin Holdings per Share or closing trading price. For example, if the price of Bitcoin on the Bitcoin Exchange Market, and the value of Bitcoins as measured by the Index, moves significantly in a negative direction after the close of

OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of Bitcoin on the Bitcoin Exchange Market drops significantly during hours OTCQX is closed, Shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Bitcoin Exchanges (or a substantial number of smaller Bitcoin Exchanges) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

Security threats to the Bitcoin Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Bitcoins held in the Bitcoin Account will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Bitcoins and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Bitcoins may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, multiple encrypted private key shards, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Bitcoins. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Bitcoin Account, the private keys (and therefore Bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Bitcoin Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

Bitcoin transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of Bitcoin generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of Bitcoin will regularly be made to or from the Bitcoin Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s Bitcoin could be transferred from the Trust’s Bitcoin Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Bitcoin Exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s Bitcoins through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Bitcoins. The Trust will also be unable to convert or recover its Bitcoins transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s Bitcoins.

The Sponsor could decide to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Bitcoins. Transferring maintenance responsibilities of the Bitcoin Account to another party will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custodian Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s Bitcoins for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor directly insures the Trust’s Bitcoins. While the Custodian has indicated to the Sponsor that it has insurance coverage of up to $255 million that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s Bitcoin, resulting from theft, Shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoins.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the Bitcoins on deposit in the Bitcoin Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of the Cold Storage Threshold (as defined above) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any Bitcoins to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw Bitcoin from the Bitcoin Account according to the Custodian Agreement), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost Bitcoin.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of Bitcoin, is limited. Consequently, a loss may be suffered with respect to the Trust’s Bitcoin that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the Actual Exchange Rate of Bitcoin is lower than the Bitcoin Index Price was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s Bitcoins are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the Shareholders.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

Under the Trust Agreement, Shareholders have limited voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by Shareholders of other trusts or companies where shares carry such rights. The Shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—The Fiduciary and Regulatory Duties of the Sponsor” for more detail.

The Sponsor is solely responsible for determining the value of the Bitcoin Holdings and Bitcoin Holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s Bitcoin Holdings and Bitcoin Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Bitcoin Index Price, calculated at 4:00 p.m., New York time, on such day. To the extent that the Bitcoin Holdings or Bitcoin Holdings per Share are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of Bitcoin.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell Bitcoin, Incidental Rights and/or IR Virtual Currency held by the Trust or (ii) deliver Bitcoin, Incidental Rights and/or IR Virtual Currency in-kind to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of Bitcoin, Incidental Rights or IR Virtual Currency at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•

The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of Bitcoin, Incidental Rights or IR Virtual Currency. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s Bitcoins, Incidental Rights or IR Virtual Currency may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

•

Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver Bitcoin, Incidental Rights or IR Virtual Currency to the Sponsor or sell Bitcoin, Incidental Rights or IR Virtual Currency. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.

•

Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoin, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of Bitcoin to pay expenses or other operations of the Trust could result in Shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of Bitcoin by the Trust to pay the Sponsor’s Fee or other expenses and each sale of Bitcoin by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Bitcoin Holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding Bitcoin, Incidental Rights or IR Virtual Currency. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Bitcoin, Incidental Rights or IR Virtual Currency. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its Bitcoin, Incidental Rights or IR Virtual Currency. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Bitcoin, Incidental Rights or IR Virtual Currency. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions may alter the nature of an investment in the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Bitcoin Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. Secretary Mnuchin has indicated that the U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2020.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Many blockchain startups use digital asset networks, such as the Ethereum network, to launch their initial coin offerings (“ICOs”). In July 2017, the SEC determined that tokens issued by The DAO, for instance, are securities under the U.S. securities laws. The SEC reasoned that the unregistered sale of digital asset tokens can, in certain circumstances, including ICOs, be considered illegal public offering of securities. The SEC could make a similar determination with respect to digital tokens distributed in other ICOs. Although Bitcoins were not issued in an ICO, the SEC’s determination or a market expectation of the SEC’s determination that any digital asset is a security could adversely affect the market price of Bitcoin or digital assets generally and thus the value of the Shares.

Furthermore, a number of foreign jurisdictions have, like the SEC, also recently opined on the sale of digital asset tokens, including through ICOs. For example, China and South Korea have banned ICOs entirely and other jurisdictions, including Canada, Singapore and Hong Kong, have opined that ICOs may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. A determination that Bitcoin is a security under U.S. or foreign law could adversely affect the value of the Shares.

Additionally, concerns have been raised about the electricity required to secure and maintain the Bitcoin Network. As of December 31, 2019, in connection with the mining process, over 119 million tera hashing operations are performed every second, non-stop on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin Network’s total energy consumption, including the costs of cooling the machines that perform these calculations. In recent months, due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect an investment in the Shares or the ability of the Trust to operate.”

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could cause the Trust and the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoins are treated for classification and clearing purposes. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. As of the date of this Annual Report, the Sponsor is not aware of any rules that have been proposed to regulate Bitcoins as a commodity interest or a security. Although several U.S. federal district courts have recently held for certain purposes that other digital assets, such as Bitcoin, are currency or a form of money, these rulings are not definitive. In recent months, the SEC and U.S. Congress have focused their attention and brought increased scrutiny to these issues. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoins at a time that is disadvantageous to Shareholders.

To the extent that Bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoins at a time that is disadvantageous to Shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Prospective Abandonment Notices to the former custodian and the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of Bitcoin for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Currency” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. Recently, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for Shareholders and could have an adverse effect on the value of Bitcoin. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital currency that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Bitcoin in the Bitcoin Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital currencies for state tax purposes may be issued in the future.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of Bitcoin in the Bitcoin Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. tax-exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt Shareholder should consult its tax advisor regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Index Provider and the Authorized Participants, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

•

The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

•	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

•	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

•

The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

•	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

•

Affiliates of the Sponsor have substantial direct investments in Bitcoin that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Bitcoin Index Price and, in turn, the price of the Shares;

•	There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;

•	Several employees of the Sponsor and the Sponsor’s parent company, Digital Currency Group, Inc., are FINRA-registered representatives who maintain their licenses through Genesis;

•	Barry E. Silbert, the Chief Executive Officer of the Sponsor, owns approximately 0.5% of the Index Provider’s voting equity;

•

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the owner of approximately 1.9% of the Index Provider’s voting equity and owns warrants representing approximately 1.1% of the Index Provider’s voting equity, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, (iv) a minority interest holder in Paxos, which operates itBit, representing less than 1.0% of its equity and (v) a minority interest holder in Kraken, representing less than 1% of its equity;

•

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its Shareholders. Additionally, before or after a hard fork on the Bitcoin Network, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin Network could be adverse to positions that would most benefit the Trust.

•

Digital Currency Group, Inc. has been vocal in the past about its support for digital assets other than Bitcoin. Any investments in, or public positions taken on, digital assets other than Bitcoin by Digital Currency Group, Inc. could have an adverse impact on the price of Bitcoin;

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

•	The Sponsor and the Authorized Participant, Distributor and Marketer are affiliated parties that share a common parent company, Digital Currency Group, Inc.;

•

While the Index does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include the affiliated Authorized Participant or Distributor and Marketer; and

•

The Sponsor may appoint an agent to act on behalf of the Shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, which agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the Distributor, the Marketer, the Authorized Participant, the Index Provider, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Bitcoins.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Sponsor.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, it could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended, and is licensed to custody the Trust’s Bitcoins in trust on the Trust’s behalf. However, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent Shareholders in connection with an investment in the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of an investment in the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

An affiliate of the Sponsor is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for Bitcoins.

Both the Sponsor and CoinDesk are subsidiaries of Digital Currency Group, Inc. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from Digital Currency Group, Inc.’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including Bitcoin, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of Digital Currency Group, Inc.’s ownership stake, and this could cause the trading prices of digital assets, including Bitcoin, to be higher than they would be otherwise.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares are distributed by Genesis Global Trading Inc. (“Genesis”), acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. The Shares are quoted on OTCQX under the ticker symbol “GBTC.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2019, there were approximately 145 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2019, the Registrant has distributed 269,445,300 Shares at varying prices determined by reference to the Bitcoin Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 290,427.07378676 Bitcoins. During the year ended December 31, 2019, the Registrant has distributed 62,886,200 Shares; in exchange for these sales, the Trust received an aggregate of 61,555.82798061 Bitcoins. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, as Authorized Participant facilitating the creation of Shares and as Distributor and Marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Genesis with respect to such sales.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

(Amounts, except per Share, are in thousands)

	Year Ended December 31
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$651,821	$(1,985,912)	$2,411,855

Net increase in net assets resulting from capital share transactions	$462,775	$246,151	$70,921

Statements of Operations Data:
Expenses
Sponsor’s Fee, related party	$34,730	$28,524	$13,830
Additional Trust Expenses, related party	—	—	358

Net investment loss	(34,730)	(28,524)	(14,188)

Net realized and unrealized gain (loss) from
Net realized gain on investment in Bitcoin	23,305	22,379	12,150
Net realized gain on Bitcoin Cash	—	—	104,858
Net realized gain on Bitcoin Gold	—	—	53,140
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	663,246	(1,979,767)	2,255,895

Net realized and unrealized gain (loss) on investment	686,551	(1,957,388)	2,426,043

Net increase (decrease) in net assets resulting from operations	$651,821	$(1,985,912)	$2,411,855

	December 31,
	2019	2018	2017
Assets:
Investment in Bitcoin	$1,866,218	$751,622	$2,491,383

Total assets	$1,866,218	$751,622	$2,491,383

Liabilities:
Sponsor’s Fee payable, related party	$—	$—	$—

Total liabilities	—	—	—

Net assets	$1,866,218	$751,622	$2,491,383

Net asset value per Share	$6.93	$3.64	$14.30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Statement Regarding Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Bitcoin Index Price, less the Trust’s expenses and other liabilities. The Shares are designed to provide investors with a cost-effective and convenient way to invest in Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle.

	As of December 31,
	2019	2018	2017
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	269,445,300	206,559,100	174,283,200
Number of Shares freely tradable(1)	204,546,060	170,827,797	156,001,664
Number of beneficial holders owning at least 100 Shares(2)	145	115	65
Number of holders of record(2)	145	115	65

(1)

Includes the total number of unrestricted Shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10% of the total Shares outstanding, or anyone who controls, is controlled by or is under common control with such person, or any immediate family members of officers, directors and control persons. Freely tradable Shares inclusive of holders with more than 10% of total Shares outstanding was 204,546,060, 170,827,797 and 156,001,664 for the periods ending December 31, 2019, 2018 and 2017, respectively.

(2)

Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Critical Accounting Policies and Estimates

Correction of an Immaterial Misstatement

Subsequent to the issuance of the Trust’s quarterly financial statements for the period ended June 30, 2019, the Trust determined that the calculation of realized gains and losses using an average cost method did not conform to GAAP. The Trust assessed the materiality of this misstatement both quantitatively and qualitatively and determined the correction of this misstatement was immaterial to the Trust’s prior financial statements taken as a whole. As a result, the Trust adjusted for this misstatement on July 1, 2019 by calculating realized gains and losses using the specific identification method and recording the out-of-period adjustment. Accordingly, the Trust decreased unrealized gains by a de minimis amount and increased realized losses to properly reflect the Trust’s calculation of realized gains and losses using the specific identification method.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from Shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Bitcoin Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Bitcoin Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Bitcoin Markets on which it transacts to the Trust. In determining which of the eligible Bitcoin Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•

First, the Trust reviews a list of Bitcoin Markets and excludes any Bitcoin Markets that are nonaccessible to the Trust and the Authorized Participant(s). The Trust or the Authorized Participant does not have access to Bitcoin Exchanges that do not have a BitLicense and has access only to non-Bitcoin Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•	Second, the Trust sorts the remaining Bitcoin Markets from high to low by entity-specific and market-based volume and activity of Bitcoin traded on each Bitcoin Market in the trailing twelve months.

•

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Bitcoin Markets to identify any material notable variances that may impact the volume or price information of a particular Bitcoin Market.

•

Fourth, the Trust then selects a Bitcoin Market as its principal market based on the highest market volume, activity and price stability in comparison to the other Bitcoin Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin Markets have developed that the Trust has access to, or (iii) if recent changes to each Bitcoin Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of Bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not registered under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Incidental Rights and IR Virtual Currency

An Incidental Right or IR Virtual Currency is recognized, for financial reporting purposes, on the date on which the fork, airdrop or similar event occurs, as this is the same time in which future economic benefits are probable and subsequent to the event that has given rise to the Trust’s right to the Incidental Right or IR Virtual Currency. Incidental Rights and IR Virtual Currency are carried at fair value until distributed, otherwise transferred or abandoned by the Trust.

The Trust does not itself transact on any Incidental Right or IR Virtual Currency market. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Incidental Right or IR Virtual Currency markets. In determining the principal market (or in the absence of a principal market the most advantageous market) for Incidental Rights and IR Virtual Currency, the Trust looks to a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary, and reviews these criteria in the following order:

First, the Trust reviews the list of Incidental Right or IR Virtual Currency markets and excludes any Incidental Right or IR Virtual Currency markets that are non-accessible to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Incidental Right or IR Virtual Currency Exchange Markets that do not have a BitLicense and only has access to an Incidental Right or IR Virtual Currency non-exchange markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts the remaining Incidental Right or IR Virtual Currency markets from high to low by entity-specific and market-based volume and activity of Incidental Right or IR Virtual Currency traded on each Incidental Right or IR Virtual Currency market in the trailing twelve months.

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Incidental Right or IR Virtual Currency markets to identify any material notable variances that may impact the volume or price information of a particular Incidental Right or IR Virtual Currency market.

Fourth, the Trust then selects an Incidental Right or IR Virtual Currency market as its principal market based on highest market volume, activity and price stability in comparison to the other Incidental Right or IR Virtual Currency markets on the list.

If no market meets the aforementioned criteria, the Trust continues to evaluate the digital asset in accordance with ASC 820. In the absence of a market that can serve as the principal market (or in the absence of a principal market, the most advantageous market) for the relevant digital asset, the Trust will focus on identifying market participants to which it would sell the relevant digital asset in a hypothetical transaction. The Trust also considers the assumptions that those market participants would use in pricing the digital asset in accordance with ASC 820.

The Trust accounts for in-kind distributions of Incidental Rights and IR Virtual Currency in accordance with FASB ASC Topic 845, Nonmonetary Transactions, pursuant to which a transfer of a nonmonetary asset to a Shareholder or to another entity in a nonreciprocal transfer is recorded at the fair value of the asset transferred and a gain or loss is recognized on the disposition of the asset by the Trust.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2019, 2018 and 2017

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net realized and unrealized gain (loss) on investment	$686,551	$(1,957,388)	$2,426,043

Net increase (decrease) in net assets resulting from operations	$651,821	$(1,985,912)	$2,411,855

Net assets	$1,866,218	$751,622	$2,491,383

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2019 was $686,551 which includes a realized gain of $23,305 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $663,246. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $7,145.00 per Bitcoin as of December 31, 2019. Net increase in net assets resulting from operations was $651,821 for the year ended December 31, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $34,730. Net assets increased to $1,866,218 at December 31, 2019, a 148% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 61,556 Bitcoin with a value of $462,775 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 4,641 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment for the year ended December 31, 2018 was ($1,957,388), which includes a realized gain of $22,379 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($1,979,767). Net realized and unrealized loss on investment was driven by Bitcoin price depreciation from $14,168.54 per Bitcoin as of December 31, 2017 to $3,679.42 per Bitcoin as of December 31, 2018. Net decrease in net assets resulting from operations was ($1,985,912) for the year ended December 31, 2018, which consisted of the net realized and unrealized loss on investment, plus the Sponsor’s Fee of $28,524. Net assets decreased to $751,622 at December 31, 2018, a 70% decrease for the year. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the withdrawal of 3,843 Bitcoin to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 32,281 Bitcoin with a value of $246,151 to the Trust in connection with Share creations during the year.

Net realized and unrealized gain on investment for the year ended December 31, 2017 was $2,426,043, which includes a realized gain of $12,150 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $2,255,895. Net realized and unrealized gain on investment was driven by Bitcoin price appreciation from $966.02 per Bitcoin as of December 31, 2016 to $14,168.54 per Bitcoin as of December 31, 2017. The Trust also recorded a realized gain of $157,998 on the distribution of IR Virtual Currency and Incidental Rights to Shareholders and the transfer of IR Virtual Currency and Incidental Right to the Sponsor to reimburse the Sponsor for Additional Trust Expenses incurred on behalf of the Trust. Net increase in net assets resulting from operations was $2,411,855 for the year ended December 31, 2017, which consisted of the net realized and unrealized gain on investment and realized gain on the distribution of IR Virtual Currency and Incidental Rights, less the Sponsor’s Fee of $13,830 and Additional Trust Expenses of $358. Net assets increased to $2,491,383 at December 31, 2017, a 1,399% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 7,213 Bitcoin with a value of $70,921 to the Trust in connection with Share creations during the year, partially offset by the withdrawal of 3,469 Bitcoin to pay the foregoing Sponsor’s Fee.

Bitcoin Cash Fork

In connection with the Bitcoin Cash hard fork on August 1, 2017, each holder of Bitcoin, including the Trust, passively received an Incidental Right to obtain a number of Bitcoin Cash tokens equal to the number of Bitcoin tokens held by such holder as of that date. The former custodian, Xapo, Inc., subsequently exercised the Trust’s Incidental Rights to obtain Bitcoin Cash tokens without first notifying the Trust that it intended to do so. On October 25, 2017, the Trust declared a distribution and established a record date for the distribution of Bitcoin Cash held by the Trust to Shareholders of record as of the close of business on November 6, 2017. Based on the price of Bitcoin Cash on its on principal market, as of the record date of $605.90, the fair market value of the in-kind Bitcoin Cash distribution was $104,518, resulting in a distribution of $0.61 per outstanding Share based on 170,051,700 Shares issued and outstanding on the record date.

Bitcoin Gold Fork

In connection with the Bitcoin Gold hard fork on October 24, 2017, each holder of Bitcoin, including the Trust, passively received an Incidental Right to obtain a number of Bitcoin Gold tokens equal to the number of Bitcoin tokens held by such holder as of that date. On November 22, 2017, the Trust declared a distribution and established a record date for the distribution of Bitcoin Gold held by the Trust to Shareholders of record as of the close of business on December 4, 2017. Based on the price of Bitcoin Gold on its on principal market as of the record date of $308.41, the fair market value of the in-kind Bitcoin Gold distribution was $53,122, resulting in a distribution of $0.31 per outstanding Share based on 170,051,700 Shares issued and outstanding on the record date.

Bitcoin SegWit2X Fork

In connection with the Bitcoin SegWit2X hard fork on December 28, 2017, each holder of Bitcoin, including the Trust, passively received an Incidental Right to obtain an equal number of Bitcoin SegWit2X. On December 29, 2017, the Trust declared a distribution and established a record date for the distribution of the Incidental Right to the Bitcoin SegWit2X held by the Trust to Shareholders of record as of the close of business on January 8, 2018. Due to a lack of observable markets for Bitcoin SegWit2X during the period in which the Trust held the Incidental Rights to Bitcoin SegWit2X and significant uncertainty as to the characteristics of potential market participants for Bitcoin SegWit2X, the Trust determined such Incidental Rights to have a fair value of $0 and no gain or loss was recognized as part of the in-kind Incidental Right distribution. Additionally, on April 2, 2018, Grayscale Investments, LLC, as agent for the Trust, announced that it had, on behalf of the Shareholders on the record date of the distribution of rights to Bitcoin SegWit2X tokens, abandoned the rights to the Bitcoin SegWit2X tokens because it determined that the costs that would be incurred by it in connection with exercising those rights and selling the Bitcoin SegWit2X tokens would exceed the gross proceeds that would be generated by such sales.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Bitcoins, Incidental Rights and/or IR Virtual Currency to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of Bitcoins, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	For the Year Ended December 31,
	2019	2018	2017
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	204,277	175,839	172,095
Creations	61,556	32,281	7,213
Sponsor’s Fee, related party	(4,641)	(3,843)	(3,469)

Closing balance	261,192	204,277	175,839
Accrued but unpaid Sponsor’s Fee, related party	—	—	—

Net closing balance	261,192	204,277	175,839

Number of Shares:
Opening balance	206,559,100	174,283,200	167,194,300
Creations	62,886,200	32,275,900	7,088,900

Closing balance	269,445,300	206,559,100	174,283,200

	As of December 31,
	2019	2018	2017(1)
Price of Bitcoin on principal market(2)	$7,145.00	$3,679.42	$14,168.54

NAV per Share(3)	$6.93	$3.64	$14.30

Bitcoin Index Price	$7,200.71	$3,760.46	$13,340.23

Bitcoin Holdings per Share(4)	$6.98	$3.72	$13.46

(1)

Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 91-for-1 Share Split of the Trust’s issued and outstanding Shares completed on January 26, 2018.

(2)	The Trust performed an assessment of the principal market at December 31, 2019, 2018 and 2017, respectively, and identified the principal market as Coinbase Pro.
(3)

As of December 31, 2019, 2018 and 2017, respectively, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Bitcoin Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(4)

The Trust’s Bitcoin Holdings per Share is derived from the Bitcoin Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Bitcoin Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Bitcoin Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” for a description of the Trust’s Bitcoin Holdings per Share. The Bitcoin Exchanges used to calculate the Bitcoin Index Price as of December 31, 2019 were Coinbase Pro, Bittrex, itBit, Kraken and Bitstamp. As of December 31, 2018 and 2017, respectively, the Bitcoin Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bitstamp, and itBit.

For accounting purposes, the Trust reflects creations and the Bitcoins receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Bitcoins is received. At this time, the Trust is not accepting redemption requests from Shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of December 31, 2019, the Trust had a net closing balance of 261,192.14022299 Bitcoins with a total value of $1,880,768,856, based on the Bitcoin Index Price of $7,200.71 on December 31, 2019 (non-GAAP methodology). As of December 31, 2019, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $7,145.00 on December 31, 2019 was $1,866,217,842.

As of December 31, 2018, the Trust had a net closing balance of 204,277.35165345 Bitcoins with a total value of $768,176,810, based on the Bitcoin Index Price of $3,760.46 on December 31, 2018 (non-GAAP methodology). As of December 31, 2018, the Trust had a net closing balance with a total market value of $751,622,174, based on the principal market (Coinbase Pro) of $3,679.42 on December 31, 2018.

As of December 31, 2017, the Trust had a net closing balance of 175,839.08652196 Bitcoins with a total value of $2,345,733,857, based on the Bitcoin Index Price of $13,340.23 on December 31, 2017 (non-GAAP methodology). As of December 31, 2017, the Trust had a net closing balance with a total market value of $2,491,383,131, based on the principal market (Coinbase Pro) of $14,168.54 on December 31, 2017.

Historical Bitcoin Holdings and Bitcoin Prices

As movements in the price of Bitcoins will directly affect the price of the Shares, investors should understand recent movements in the price of Bitcoin. Investors, however, should also be aware that past movements in the Bitcoin price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by Service Providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s Bitcoin Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Bitcoin Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to December 31, 2019. For more information on the determination of the Trust’s Bitcoin Holdings, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price.”

..

The following table illustrates the movements in the Bitcoin Index Price from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2019. Since the beginning of the Trust’s operations, the Bitcoin Index Price has ranged from $117.03 to $18,756.45, with the straight average being $3,229.38. The Sponsor has not observed a material difference between the Bitcoin Index Price and average prices from the constituent Bitcoin Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended December 31, 2015	$272.54	$459.52	12/18/2015	$197.54	1/14/2015	$425.32	$425.32
Twelve months ended December 31, 2016	$565.26	$969.43	12/29/2016	$371.33	2/3/2016	$954.21	$954.21
Twelve months ended December 31, 2017	$3,942.40	$18,756.45	12/18/2017	$780.71	1/12/2017	$13,340.23	$14,517.67
Twelve months ended December 31, 2018	$7,497.29	$15,736.96	1/5/2018	$3,228.07	12/14/2018	$3,760.46	$3,760.46
Twelve months ended December 31, 2019	$7,319.77	$12,681.53	7/10/2019	$3,365.98	2/7/2019	$7,200.71	$7,200.71

September 25, 2013 (the inception of the Trust’s operations) to December 31, 2019	$3,229.38	$18,756.45	12/18/2017	$117.03	10/3/2013	$7,200.71	$7,200.71

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2019. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $19,433.21, with the straight average being $3,245.49:

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended December 31, 2015	$272.68	$469.00	11/4/2015	$184.84	1/14/2015	$431.88	$431.88
Twelve months ended December 31, 2016	$566.31	$968.08	12/28/2016	$369.18	2/3/2016	$966.02	$959.92
Twelve months ended December 31, 2017	$3,987.48	$19,433.21	12/16/2017	$793.04	1/11/2017	$14,168.54	$14,440.01
Twelve months ended December 31, 2018	$7,517.17	$16,849.50	1/6/2018	$3,164.61	12/14/2018	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00

September 25, 2013 (the inception of the Trust’s operations) to December 31, 2019	$3,245.49	$19,433.21	12/16/2017	$110.83	10/2/2013	$7,145.00	$7,145.00

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol GBTC since March 26, 2015. The price of the Shares as quoted on OTCQX has varied significantly from the Bitcoins Holdings per Share. From May 5, 2015 to December 31, 2019, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Bitcoin Holdings per Share was 142% and the average premium was 41%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has only been quoted at a discount on October 28, 2015. The discount on that day was 0.1%. As of December 31, 2019, the Trust’s shares were quoted on OTCQX at a premium of 17% to the Trust’s Bitcoin Holdings per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share and the Trust’s Bitcoin Holdings per Share for each of the quarters since January 1, 2017.

	High			Low
	OTCQX	NAV per Share(2)	Bitcoin Holdings per Share(3)	OTCQX	NAV per Share(2)	Bitcoin Holdings per Share(3)
2017
First quarter(1)	1.60	1.32	1.31	1.14	0.82	0.80
Second quarter(1)	6.00	3.03	2.90	1.30	1.11	1.08
Third quarter(1)	11.04	4.95	4.87	3.80	1.89	2.04
Fourth quarter(1)	38.05	19.62	18.94	6.87	4.27	4.19
2018
First quarter(1)	25.69	16.99	15.87	10.05	6.89	6.80
Second quarter	16.88	9.84	9.67	10.55	5.87	5.89
Third quarter	12.26	8.24	8.23	7.85	6.07	5.89
Fourth quarter	7.88	6.59	6.55	3.84	3.13	3.20
2019
First quarter	4.99	4.08	4.02	3.84	3.31	3.32
Second quarter	17.08	13.56	12.37	4.97	4.07	4.05
Third quarter	16.35	12.25	12.41	9.83	7.75	7.81
Fourth quarter	11.82	9.48	9.30	8.01	6.39	6.56

(1)	Per Share amounts have been retroactively adjusted for the 91-for-1 Share Split of the Trust’s issued and outstanding Shares completed on January 26, 2018.
(2)	The NAV is calculated using the fair value of Bitcoins based on the price provided by the Bitcoin Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase Pro.
(3)

The Trust’s Bitcoin Holdings are derived from the Bitcoin Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Bitcoin Holdings are calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Bitcoin Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics.” The Bitcoin Exchanges used to calculate the Bitcoin Index Price from January 1, 2017 to February 17, 2017 were Bitfinex, Bitstamp, itBit, OKCoin, Kraken and Coinbase Pro. Effective February 17, 2017, the Index Provider removed OKCoin from the Index due to a suspension in withdrawals. Bitfinex was also previously included in the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. From October 20, 2017 through the end of the first quarter of 2018, the Bitcoin Exchanges used to calculate the Bitcoin Index Price are Bitstamp, itBit and Coinbase Pro. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Bitcoin Holdings per Share.

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Bitcoin Holdings per Share.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits the Trust, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Trust has elected to “opt out” of this provision and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2019.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December  31, 2019 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Barry E. Silbert, the principal executive officer of the Sponsor, Simcha Wurtzel, the principal financial officer of the Sponsor, and Michael Sonnenshein, as Managing Director of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Messrs. Silbert, Wurtzel and Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Silbert, Wurtzel and Sonnenshein.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 250 Park Avenue South, New York, New York 10003 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Barry E. Silbert, Chairman of the Board and Chief Executive Officer

Barry E. Silbert, 43, is the founder and Chief Executive Officer of the Sponsor. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, the Authorized Participant, as well as CoinDesk.

A pioneer in Bitcoin investing, Mr. Silbert began buying Bitcoin in 2012 and quickly established himself as one of the earliest and most active investors in the industry.

Mr. Silbert founded DCG in 2015 and today, DCG sits at the epicenter of the blockchain industry, backing more than 150 companies across 30 countries, including Coinbase, Ripple, and Chainalysis. DCG also invests directly in digital currencies and other digital assets.

Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a technology company that was acquired by Nasdaq. Mr. Silbert has received numerous accolades for his leadership including Entrepreneur of the Year by both EY and Crain’s, and being selected to Fortune’s “40 under 40” list.

Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Simcha Wurtzel, Board Member and Vice President, Finance

Simcha Wurtzel, 38, has been Vice President, Finance of the Sponsor since December 2018. Mr. Wurtzel previously served as Vice President, Finance and Controller of the Sponsor from May 2013 to April 2018. In addition to his role at the Sponsor, Mr. Wurtzel is the Vice President of Finance of Digital Currency Group, Inc. From 2007 to 2015, he served as the Financial and Operations Principal for DCG Holdco, Inc. (formerly known as SecondMarket Holdings, Inc.). Mr. Wurtzel holds a B.S. degree in accounting from Touro College, New York.

Michael Sonnenshein, Board Member and Managing Director

Michael Sonnenshein, 33, has been Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the daily operations and growth of the business and its $2.5 billion in assets under management. Mr. Sonnenshein is responsible for maintaining many of the firm’s key client relationships including family offices, hedge funds, and other institutions as well as managing the development of the Sponsor’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor. From 2014 to 2015, Mr. Sonnenshein served as an Account Executive for the Sponsor. Prior to joining the Sponsor, Mr. Sonnenshein was a financial advisor at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based solely on the records of the Transfer Agent, owns beneficially a significant portion of the Shares; (ii) each director and officer of the Sponsor individually; and (iii) all directors and officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 13, 2020 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	12,629,592	4.05%
Directors & Officers of the Sponsor:(3)
Barry E. Silbert(4)	29,804	*	%
Simcha Wurtzel	0	*	%
Michael Sonnenshein	0	*	%
Directors & officers of the Sponsor as a group	29,804	*	%

(1)

Includes 618,518 Shares held by Digital Currency Group, Inc.; 11,854,881 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 156,193 Shares held by Genesis Global Trading Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.

(2)	Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity has voting and dispositive power over the securities held by such entity.
(3)

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

(4)	Does not include Shares beneficially owned through Digital Currency Group, Inc.
*	Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each Shareholder listed in the table above is c/o Grayscale Investments, LLC, 250 Park Avenue South, New York, New York 10003.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, Shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that Shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

Digital Currency Group, Inc.

Digital Currency Group, Inc., the sole member and parent company of the Sponsor, is also the sole shareholder and parent company of Genesis, which is currently the only acting Authorized Participant. Digital Currency Group, Inc. also owns approximately 1.9% of the Index Provider’s voting equity, warrants representing approximately 1.1% of the Index Provider’s voting equity and is a minority interest holder in Coinbase, Inc., which operates Coinbase Pro, the parent company of the Custodian, representing less than 1.0% of its equity, a minority interest holder in Paxos, which operates itBit, representing less than 1.0% of its equity, and a minority interest holder in Kraken, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its Shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin, could be adverse to positions that would most benefit the Trust.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including several other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and the Distributor and Marketer are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, Shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

The Authorized Participant

As of the date of this Annual Report, the only Authorized Participant is Genesis, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Genesis, on the one hand, and the Trust and Shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Bitcoin Amount).

In addition, Genesis may engage in Bitcoin trading with the Trust’s affiliated entities. For example, when the Sponsor receives the Sponsor’s Fee in Bitcoins, it sells the Bitcoins through Genesis. For this service, Genesis charges the Sponsor a transaction fee, which is not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell Bitcoins through Genesis from time to time, independent of the Trust. Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Genesis.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade Bitcoins for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by Shareholders.

Relationships of the Index Provider with Genesis, the Sponsor and Management of the Sponsor

The Sponsor and its affiliates rely on services provided by the Index Provider (in addition to the calculation of the Index), and may otherwise be interested in the success of the Index Provider. These relationships include:

•	Barry E. Silbert, the Chief Executive Officer of the Sponsor, owns approximately 0.5% of the Index Provider’s voting equity;

•

Digital Currency Group, Inc., the sole member and parent company of the Sponsor owns approximately 1.9% of the Index Provider’s voting equity and owns warrants representing approximately 1.1% of the Index Provider’s voting equity; and

•

Genesis licenses and uses a trading software platform provided by the Index Provider to operate its Bitcoin trading desk and to facilitate Genesis’s actions as an Authorized Participant. Although the Index Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Index Provider is entitled to use the over-the-counter trading data from Genesis in the Index.

Under the rules governing the calculation of the Bitcoin Index Price, if the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ an alternative method to determine the Bitcoin Index Price. Because such a determination could reflect negatively upon the Index Provider, lead to a decrease in the Index Provider’s revenue or otherwise adversely affect the Index Provider, and because of the relationships listed above, the Sponsor has a conflict of interest with respect to the Index Provider.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Friedman LLP for the years ended December 31, 2019 and 2018 were:

	Years Ended December 31,
	2019	2018
Audit fees	$274,324	$196,674

Total	$274,324	$196,674

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Friedman LLP for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Board has formed an Audit Committee and adopted a pre-approval policy with respect to fees paid to its principal accounting firm. Because the Audit Committee was formed in 2020, such determinations, including for the fiscal years ended December 31, 2019 and 2018, were made by the officers of the Sponsor. Going forward, such determinations will be made by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Number	Exhibit Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.2	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.3*	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement.

4.4	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement).

4.5	Form of Participant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.6*	Description of Registrant’s Securities.

10.1†	Custodian Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—Any Person from time to time engaged by the Sponsor to assist in the administration of the Shares.

“Administrator Fee”—The fee payable to the Administrator for services it provides to the Trust, which the Sponsor will pay the Administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency other than pursuant to the Prospective Abandonment Notices.

“Agent”—A Person appointed by the Trust to act on behalf of the Shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns an Authorized Participant Self-Administered Account.

“Authorized Participant Self-Administered Account”—A Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant.

“Basket”—A block of 100 Shares.

“Basket Bitcoin Amount”—On any trade date, the number of Bitcoins required as of such trade date for each Creation Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Bitcoin Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Bitcoin” or “BTC”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Bitcoin Account”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins on the Trust’s behalf.

“Bitcoin Benchmark Exchange”—A Bitcoin Exchange that represents at least 25% of the aggregate U.S. dollar-denominated trading volume of Bitcoin during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Bitcoin Exchange’s applicable jurisdiction. If there are fewer than three such Bitcoin Exchanges, then the Bitcoin Benchmark Exchanges will include such Bitcoin Exchange or Bitcoin Exchanges that meet the above-described requirements, as well as one or more additional Bitcoin Exchanges, selected by the Sponsor, that have had monthly trading volume of at least 50,000 Bitcoins during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Bitcoin Exchange’s applicable jurisdiction.

“Bitcoin Cash”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Cash Network, which came into existence following the Bitcoin hard fork on August 1, 2017.

“Bitcoin Exchange”—An electronic marketplace where exchange participants may trade, buy and sell Bitcoins based on bid-ask trading. The largest Bitcoin Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Bitcoin Exchange Market”—The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Bitcoin Exchanges.

“Bitcoin Gold”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Gold Network, which came into existence following the Bitcoin hard fork on October 24, 2017.

“Bitcoin Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings.” See also “Key Operating Metrics” for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Bitcoin Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Bitcoin and Determination of Bitcoin Holdings”.

“Bitcoin Index Price”—The U.S. dollar value of a Bitcoin derived from the Bitcoin Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day.

“Bitcoin Market”—A dealer market, brokered market, principal-to-principal market or exchange market on which Bitcoins are bought and sold.

“Bitcoin Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

“Bitcoin SegWit2X”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin SegWit2X Network, which came into existence following the Bitcoin hard fork on December 28, 2017.

“Blockchain”—The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of Bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—The Sponsor and its affiliates.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Bitcoin Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial Services”—the Custodian’s services that (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Bitcoin Account and (ii) allow the Trust and the Sponsor to withdraw Bitcoin from the Trust’s Bitcoin Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Agreement”—The Custodial Services Agreement by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Distribution and Marketing Agreement”—The agreement among the Sponsor and the Distributor and Marketer, which sets forth the obligations and responsibilities of the Distributor and Marketer.

“Distributor”—Genesis, or any other person from time to time, who is engaged by the Sponsor to assist in the distribution of the Shares.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“DTC Participant”—A direct participant in DTC, such as a bank, broker, dealer or trust company.

“ERISA”—Employee Retirement Income Security Act of 1974, as amended.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report, is the only acting Authorized Participant.

“ICO”—Initial coin offering.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoins and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The TradeBlock XBX Index.

“Index License Agreement”—The license agreement entered into by the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Bitcoin Index Price.

“Index Provider”—TradeBlock, Inc., a Delaware corporation that publishes the Index

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a Subscription Agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRA”—An individual retirement account provided for under Section 408(m) of the Code.

“IRS” — The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Marketer”—Genesis or any other person from time to time engaged to provide marketing services or related services to the Trust pursuant to authority delegated by the Sponsor.

“Marketing Fee”—Fee payable to the Marketer for services it provides to the Trust, which the Sponsor will pay to the Marketer as a Sponsor-paid Expense.

“Mt. Gox”—Mt. Gox K.K., formerly a Japan-based Bitcoin Exchange.

“NAV”—The net asset value of the Trust determined on a GAAP basis.

“NYDFS”—The New York State Department of Financial Services.

“NYDTF”—The New York State Department of Taxation and Finance.

“OTCQX”—The OTCQX tier of OTC Markets Group Inc.

“Off-Blockchain transactions”—The transfer of control over, or ownership of, a specific digital wallet holding Bitcoins, or of the reallocation of ownership of certain Bitcoins in a pooled-ownership digital wallet.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Bitcoins required for Creation Baskets.

“Pre-Creation Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time for the Trust.

“Prospective Abandonment Notice”—A notice delivered by the Sponsor to the former custodian and the current Custodian, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Service Providers”—Collectively, Grayscale Investments, LLC, Continental Stock Transfer & Trust Company, Genesis, TradeBlock, Inc., Coinbase Custody Trust Company, LLC and Digital Currency Group, Inc.

“Shareholder”—Any person that owns Shares.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”—A 91-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on January 26, 2018 to Shareholders of record as of the close of business on January 22, 2018.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in Bitcoins, which accrues daily in U.S. dollars at an annual rate of 2.0% of the Bitcoin Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on Bitcoin Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Subscription Agreement”—An agreement between an Investor and an Authorized Participant pursuant to which the Investor can subscribe for Shares.

“Total Basket Bitcoin Amount”—With respect to any creation order, the applicable Basket Bitcoin Amount multiplied by the number of Baskets being created.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

“Trust”—Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Fifth Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

“Trustee”—Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Barry E. Silbert

Name:	Barry E. Silbert
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Simcha Wurtzel

Name:	Simcha Wurtzel
Title:	Member of the Board of Directors and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)*

Date: March 20, 2020

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust (BTC)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Bitcoin Trust (BTC) (the “Trust”) as of December 31, 2019 and 2018, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Investments in Bitcoin

In forming our opinion we have considered the adequacy of the disclosures included in Note 8 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in Bitcoin and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in Bitcoin. The risks and rewards to be recognized by the Trust associated with its investment in Bitcoin will be dependent on many factors outside of the Trust’s control. The currently unregulated and immature nature of the Bitcoin market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Bitcoin continuity, as well as valuation and volume volatility all subject Bitcoin to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Bitcoin. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Trust’s auditor since 2015.
East Hanover, New Jersey March 20, 2020

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
(Amounts in U.S. dollars, except Share amounts)	2019	2018
Assets:
Investment in Bitcoin, at fair value (cost $839,093,484 and $387,743,536 as of December 31, 2019 and 2018, respectively)	$1,866,217,842	$751,622,174

Total assets	$1,866,217,842	$751,622,174

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net assets	$1,866,217,842	$751,622,174

Net Assets consists of:
Paid-in-capital	861,353,899	398,578,756
Accumulated net investment loss	(80,835,170)	(46,104,815)
Accumulated net realized gain on investment in Bitcoin	58,574,755	35,269,595
Accumulated net change in unrealized appreciation on investment in Bitcoin	1,027,124,358	363,878,638

	$1,866,217,842	$751,622,174

Shares issued and outstanding, no par value (unlimited Shares authorized)	269,445,300	206,559,100

Net asset value per Share	$6.93	$3.64

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT

December 31, 2019
	Number of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	261,192.14022299	$839,093,484	$1,866,217,842	100%

Net assets		$839,093,484	$1,866,217,842	100%

December 31, 2018
	Number of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	204,277.35165345	$387,743,536	$751,622,174	100%

Net assets		$387,743,536	$751,622,174	100%

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Amounts in U.S. dollars)	2019	2018	2017
Investment income:
Investment income	$—	$—	$—

Expenses:
Sponsor’s Fee, related party	34,730,355	28,524,092	13,829,467
Additional Trust Expenses, related party	—	—	358,185

Net investment loss	(34,730,355)	(28,524,092)	(14,187,652)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	23,305,160	22,378,941	12,149,812
Net realized gain on Bitcoin Cash	—	—	104,857,600
Net realized gain on Bitcoin Gold	—	—	53,140,430
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	663,245,720	(1,979,766,573)	2,255,894,719

Net realized and unrealized gain (loss) on investment	686,550,880	(1,957,387,632)	2,426,042,561

Net increase (decrease) in net assets resulting from operations	$651,820,525	$(1,985,911,724)	$2,411,854,909

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENT OF CHANGES IN NET ASSETS

	Years Ended December 31,
(Amounts in U.S. dollars, except change in Shares outstanding)	2019	2018	2017
Increase (decrease) in net assets from operations:
Net investment loss	$(34,730,355)	$(28,524,092)	$(14,187,652)
Net realized gain on investment in Bitcoin	23,305,160	22,378,941	12,149,812
Net realized gain on Bitcoin Cash	—	—	104,857,600
Net realized gain on Bitcoin Gold	—	—	53,140,430
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	663,245,720	(1,979,766,573)	2,255,894,719

Net increase (decrease) in net assets resulting from operations	651,820,525	(1,985,911,724)	2,411,854,909

Increase in net assets from capital share transactions:
Shares issued	462,775,143	246,150,767	70,921,169

Net increase in net assets resulting from capital share transactions	462,775,143	246,150,767	70,921,169

Decrease in net assets from in-kind distributions:
Bitcoin Cash	—	—	(104,518,219)
Bitcoin Gold	—	—	(53,121,626)

Net decrease in net assets from in-kind distributions	—	—	(157,639,845)

Total increase (decrease) in net assets from operations and capital share transactions	1,114,595,668	(1,739,760,957)	2,325,136,233

Net assets:
Beginning of year	751,622,174	2,491,383,131	166,246,898

End of year	$1,866,217,842	$751,622,174	$2,491,383,131

Change in Shares outstanding:
Shares outstanding at beginning of year	206,559,100	174,283,200	167,194,300

Shares issued	62,886,200	32,275,900	7,088,900

Net increase in Shares	62,886,200	32,275,900	7,088,900

Shares outstanding at end of year	269,445,300	206,559,100	174,283,200

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“BTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for Bitcoin. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The investment objective of the Trust is for the Shares to reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Bitcoin, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or the “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, is the only Authorized Participant and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

The custodian of the Trust (the “Custodian”) is responsible for safeguarding the Bitcoin, Incidental Rights, and IR Virtual Currency held by the Trust. On July 29, 2019, the Sponsor entered into an agreement with Coinbase Custody Trust Company, LLC, a third-party service provider, to serve as custodian for the underlying assets of the Trust (the “Custodian Agreement”). Previously, the Custodian since August 9, 2015 was Xapo, Inc., a third-party service provider. The Custodian Agreement is for an initial term of three years. The previous agreements that provided for the safekeeping of the Trust’s Bitcoin were terminated following the conversion of the safekeeping role to Coinbase Custody Trust Company, LLC.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Trust’s Shares which are primarily held in book-entry form.

On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “GBTC” and the CUSIP number for its Shares is 389637109.

On January 26, 2018, the Trust completed a 91-for-1 Share Split of the Trust’s issued and outstanding Shares. Each beneficial owner of a Share (a “Shareholder”) of record as of the close of business on January 22, 2018 received 90 additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the Share Split.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services –

Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not registered under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Shares and delivering Bitcoin for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from Shareholders. Since its inception, the Trust has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Bitcoin Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Bitcoin Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, “Bitcoin Market”). The Authorized Participant, as a related party of the Sponsor, provides information about the Bitcoin Markets on which it transacts to the Trust. In determining which of the eligible Bitcoin Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Bitcoin Markets and excludes any Bitcoin Markets that are non-accessible to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Bitcoin Exchange Markets that do not have a BitLicense and has access only to non-Bitcoin Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts the remaining Bitcoin Markets from high to low by entity-specific and market-based volume and activity of Bitcoin traded on each Bitcoin Market in the trailing twelve months.

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Bitcoin Markets to identify any material notable variances that may impact the volume or price information of a particular Bitcoin Market.

Fourth, the Trust then selects a Bitcoin Market as its principal market based on the highest market volume, activity and price stability in comparison to the other Bitcoin Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the analysis, an Exchange Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Bitcoin Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Bitcoin Markets have developed that the Trust has access to, or (iii) if recent changes to each Bitcoin Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of Bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Correction of an Immaterial Misstatement

Subsequent to the issuance of the Trust’s quarterly financial statements for the period ended June 30, 2019, the Trust determined that the calculation of realized gains and losses using an average cost method did not conform to GAAP. The Trust assessed the materiality of this misstatement both quantitatively and qualitatively and determined the correction of this misstatement was immaterial to the Trust’s prior financial statements taken as a whole. As a result, the Trust adjusted for this misstatement on July 1, 2019 by calculating realized gains and losses using the specific identification method and recording the out-of-period adjustment. Accordingly, the Trust decreased unrealized gains by a de minimis amount and increased realized gains to properly reflect the Trust’s calculation of realized gains and losses using the specific identification method.

Reclassifications

Certain balances in the prior year have been reclassified to conform to the presentation in the current year. In-kind distributions, and the related net realized gain, of Incidental Rights and IR Virtual Currencies have been reclassified to the Accumulated net investment loss line on the Statement of Assets and Liabilities.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions or for payment of expenses in Bitcoin. At this time, the Trust is not accepting redemption requests from Shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.

Incidental Rights and IR Virtual Currency

An Incidental Right or IR Virtual Currency is recognized, for financial reporting purposes, on the date on which the fork, airdrop or similar event occurs, as this is the same time in which future economic benefits are probable and subsequent to the event that has given rise to the Trust’s right to the Incidental Right or IR Virtual Currency. Incidental Rights and IR Virtual Currency are carried at fair value until distributed, otherwise transferred or abandoned by the Trust.

The Trust does not itself transact on any Incidental Right or IR Virtual Currency market. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Incidental Right or IR Virtual Currency markets. In determining the principal market (or in the absence of a principal market the most advantageous market) for Incidental Rights and IR Virtual Currency, the Trust looks to a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary, and reviews these criteria in the following order:

First, the Trust reviews the list of Incidental Right or IR Virtual Currency markets and excludes any Incidental Right or IR Virtual Currency markets that are non-accessible to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Incidental Right or IR Virtual Currency Exchange Markets that do not have a BitLicense and has access only to Incidental Right or IR Virtual Currency non-exchange markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts the remaining Incidental Right or IR Virtual Currency markets from high to low by entity-specific and market-based volume and activity of Incidental Right or IR Virtual Currency traded on each Incidental Right or IR Virtual Currency market in the trailing twelve months.

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Incidental Right or IR Virtual Currency markets to identify any material notable variances that may impact the volume or price information of a particular Incidental Right or IR Virtual Currency market.

Fourth, the Trust then selects an Incidental Right or IR Virtual Currency market as its principal market based on highest market volume, activity and price stability in comparison to the other Incidental Right or IR Virtual Currency markets on the list.

If no market meets the aforementioned criteria, the Trust continues to evaluate the digital asset in accordance with ASC 820. In the absence of a market that can serve as the principal market (or in the absence of a principal market, the most advantageous market) for the relevant digital asset, the Trust will focus on identifying market participants to which it would sell the relevant digital asset in a hypothetical transaction. The Trust also considers the assumptions that those market participants would use in pricing the digital asset in accordance with ASC 820.

The Trust accounts for in-kind distributions of Incidental Rights and IR Virtual Currency in accordance with FASB ASC Topic 845, Nonmonetary Transactions, pursuant to which a transfer of a nonmonetary asset to a Shareholder or to another entity in a nonreciprocal transfer is recorded at the fair value of the asset transferred and a gain or loss is recognized on the disposition of the asset by the Trust.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

	Amount at Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3
December 31, 2019
Assets
Investment in Bitcoin	$1,866,217,842	$—	$1,866,217,842	$—

December 31, 2018
Assets
Investment in Bitcoin	$751,622,174	$—	$751,622,174	$—

Recent Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Sponsor does not currently expect these changes to have a material impact to future financial statements.

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2019, 2018 and 2017 the Trust held 261,192.14022299, 204,277.35165345 and 175,839.08652196 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $7,145.00, $3,679.42, and $14,168.54 on December 31, 2019, 2018, and 2017 respectively, using the price provided at 4:00 p.m., New York time, by the Bitcoin Exchange Market considered to be the Trust’s principal market. (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Balance at January 1, 2017	172,094.67544221	$166,246,898
Bitcoin contributed	7,213.17369100	70,921,169
Bitcoin distributed for Sponsor’s Fee, related party	(3,468.76261125)	(13,829,467)
Net change in unrealized appreciation on investment in Bitcoin	—	2,255,894,719
Net realized gain on investment in Bitcoin	—	12,149,812

Balance at December 31, 2017	175,839.08652196	2,491,383,131

Bitcoin contributed	32,281.46620657	246,150,767
Bitcoin distributed for Sponsor’s Fee, related party	(3,843.20107508)	(28,524,092)
Net change in unrealized depreciation on investment in Bitcoin	—	(1,979,766,573)
Net realized gain on investment in Bitcoin	—	22,378,941

Balance at December 31, 2018	204,277.35165345	751,622,174

Bitcoin contributed	61,555.82798061	462,775,143
Bitcoin distributed for Sponsor’s Fee, related party	(4,641.03941107)	(34,730,355)
Net change in unrealized appreciation on investment in Bitcoin	—	663,245,720
Net realized gain on investment in Bitcoin	—	23,305,160

Balance at December 31, 2019	261,192.14022299	$1,866,217,842

4. Distributions

When a proposed modification to the Bitcoin Network is not accepted by the vast majority of miners and users but is nonetheless accepted by a substantial population of participants in the network, a “fork” in the blockchain occurs, resulting in two separate Bitcoin Networks. A “hard fork” is a software upgrade that introduces a new rule to the network that is not compatible with the older software, while a “soft fork” is any change that is backward compatible. Holders of Bitcoin on the original Bitcoin Network, at the time the block is mined and the fork occurs, can then also receive an identical amount of new tokens on the new network.

Bitcoin Fork on August 1, 2017 (Bitcoin Cash)

Background and Initial Measurement

In the case of the Bitcoin-Bitcoin Cash hard fork on August 1, 2017, a quorum of network participants accepted a modification to increase the Bitcoin Network block size to 8 megabytes to resolve the scalability problem. At the same time, many network participants still did not believe that this was a superior scaling solution. Therefore, they continued to support another version of the Bitcoin Network without the block size increase but with a different scaling solution known as Segregated Witness. The version of the Bitcoin Network with the block size increase was rebranded as Bitcoin Cash. The Custodian subsequently exercised the Trust’s Incidental Rights to obtain Bitcoin Cash tokens.

Immediately following the hard fork on August 1, 2017, holders of Bitcoin passively received an Incidental Right to obtain an equal number of Bitcoin Cash tokens. At that time, the Trust held approximately 173,014 Bitcoin and the newly created Bitcoin Cash was inaccessible to the Trust until the Custodian was able to develop processes to safely and securely obtain access to and permit withdrawal of Bitcoin Cash. On the date of the hard fork, the Trust performed a principal market analysis and determined that the exchanges trading Bitcoin Cash did not have an online platform or publish transaction prices and volume data publicly with sufficient data for a principal market evaluation to be made. Given that no apparent exit, inaccessible and/or hypothetical markets existed due to the short timeframe and the significant unknown characteristics of the users of Bitcoin Cash the Trust determined the Incidental Rights to Bitcoin Cash were determined to have a value of $0.

Distribution of Bitcoin Cash

On October 25, 2017, the Trust declared a distribution and established a record date for the distribution of Bitcoin Cash held by the Trust to Shareholders of record (“Bitcoin Cash Record Date Shareholders”) as of the close of business on November 6, 2017 (the “Bitcoin Cash Record Date” and such distribution the “Bitcoin Cash Distribution”).

On the Bitcoin Cash Record Date, the Trust, acting on behalf of the Bitcoin Cash Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale as Agent of the Bitcoin Cash Record Date Shareholders and distributed all of the Bitcoin Cash tokens then held by the Trust to the Bitcoin Cash Record Date Shareholders by transferring such tokens to the Agent. The Trust has no ownership interest in the distributed Bitcoin Cash, no ability to control the actions of the Agent and no right to receive any information about the distributed Bitcoin Cash or the disposition thereof from the Bitcoin Cash Record Date Shareholders, their Agent or any other person. However, the Agent voluntarily informed the Trust that it liquidated the Bitcoin Cash tokens, on behalf of the Bitcoin Cash Record Date Shareholders, using a related party registered broker-dealer (Genesis), over a period of 32 days and remitted the cash proceeds from such sale, net of the administrative and other expenses incurred by the Agent in connection with the liquidation to the Bitcoin Cash Record Date Shareholders on December 12, 2017.

In connection with the Bitcoin Cash fork, the Trust incurred Additional Trust Expenses. These Additional Trust Expenses primarily related to consultations with the Trust’s professional advisors and third-party service providers to determine an appropriate approach to handling the Bitcoin Cash that would preserve value for the Shareholders in a manner consistent with the Trust’s continued treatment as a grantor trust for U.S. federal income tax purposes. Pursuant to the terms of the Trust Agreement, the Additional Trust Expenses are borne by the Trust.

(All Bitcoin Cash balances are rounded to the nearest whole Bitcoin Cash)	For the Year Ended December 31, 2017
IR Virtual Currency (Bitcoin Cash):
Opening Balance	—
IR Virtual Currency of Bitcoin Cash received	173,014
Additional Trust Expense – Bitcoin Cash	(513)
In-kind Bitcoin Cash Distribution	(172,501)

Net closing balance	—

Price of Bitcoin Cash on principal market at the Bitcoin Cash Record Date (1)	$605.90

Realized gain on Bitcoin Cash	$104,857,600
Additional Trust Expense, related party – Bitcoin Cash (2)	(339,381)

Fair market value of the in-kind Bitcoin Cash Distribution (3)	$104,518,219

Outstanding Shares of Bitcoin Cash Record Date Shareholders on the Bitcoin Cash Record Date (4)	170,051,700

Fair market value of in-kind Bitcoin Cash Distribution per Outstanding Share of Record Date Shareholders of the Bitcoin Cash Distribution	$0.61

(1)

The Trust determined the fair value per Bitcoin Cash token to be $605.90 on the Bitcoin Cash Record Date, using the price provided at 4:00 p.m., New York time, by the Bitcoin Cash principal market as determined in the manner set forth above in Note 2.

(2)

On November 3, 2017, the Trust reimbursed the Sponsor of the Trust for Additional Trust Expenses of approximately $339,381 that the Sponsor had incurred on the Trust’s behalf. The Trust determined the fair value per Bitcoin Cash token to be $660.96 on November 3, 2017, using the price provided at 4:00 p.m., New York time, by the Bitcoin Cash principal market.

(3)

The Trust has no ownership interest in the distributed Bitcoin Cash, no ability to control the actions of the Agent and no right to receive any information about the distributed Bitcoin Cash or the disposition thereof from the Bitcoin Cash Record Date Shareholders, their Agent or any other person. However, Grayscale, in its role as the Agent of the Bitcoin Cash Record Date Shareholders voluntarily informed the Trust that it completed the liquidation of the Bitcoin Cash tokens distributed to the Bitcoin Cash Record Date Shareholders (by means of transfer to the Agent) and remitted cash proceeds from the liquidation, net of the administrative and other expense incurred by the Agent in connection with the liquidation, to the Bitcoin Cash Record Date Shareholders on December 12, 2017 of $211,527,575.

(4)

Outstanding Shares of Bitcoin Cash Record Date Shareholders of 1,868,700 has been retroactively adjusted to reflect the 91-for-1 Share Split of the Trust’s issued and outstanding Shares. Shareholders of record as of the close of business on January 22, 2018 received 90 additional Shares of the Trust for each Share held.

Bitcoin Fork on October 24, 2017 (Bitcoin Gold)

Background and Initial Measurement

In the case of the Bitcoin-Bitcoin Gold hard fork on October 24, 2017, a quorum of network participants accepted a modification to restore graphics processing unit mining functionality, as opposed to specialized application-specific integrated circuit mining functionality. This version of the Bitcoin Network was rebranded as Bitcoin Gold.

Immediately following the hard fork on October 24, 2017, holders of Bitcoin passively received an Incidental Right to obtain an equal number of Bitcoin Gold tokens. At that time, the Trust held approximately 172,324 Bitcoin and the newly created Bitcoin Gold was inaccessible to the Trust until the Custodian was able to develop processes to safely and securely obtain access to and permit withdrawal of Bitcoin Gold. On the date of the hard fork, the Trust performed a principal market analysis and determined that the exchanges trading Bitcoin Gold did not have an online platform or publish transaction prices and volume data publicly with sufficient data for a principal market evaluation to be made. Given that no apparent exit, inaccessible and/or hypothetical markets existed due to the short timeframe and the significant unknown characteristics of the users of Bitcoin Gold the Trust determined the Incidental Rights to Bitcoin Gold were determined to have a value of $0.

Distribution of Incidental Rights to Bitcoin Gold

On November 22, 2017, the Trust declared a distribution and established a record date for the distribution of the Incidental Rights to Bitcoin Gold held by the Trust to the Shareholders of record (“Bitcoin Gold Record Date Shareholders”) as of the close of business on December 4, 2017 (the “Bitcoin Gold Record Date” and such distribution the “Incidental Rights to Bitcoin Gold Distribution”).

On the Bitcoin Gold Record Date, the Trust, acting on behalf of the Bitcoin Gold Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale as Agent of the Bitcoin Gold Record Date Shareholders and distributed the Incidental Rights to Bitcoin Gold tokens then held by the Trust to the Bitcoin Gold Record Date Shareholders by transferring such Incidental Rights to the Agent.

The Trust has no ownership interest in the distributed Incidental Rights to Bitcoin Gold, no ability to control the actions of the Agent and no right to receive any information about the distributed Incidental Rights to Bitcoin Gold or the disposition thereof from the Bitcoin Gold Record Date Shareholders, their Agent or any other person. However, the Agent voluntarily informed the Trust that it had claimed the Bitcoin Gold tokens on behalf of the Bitcoin Gold Record Date Shareholders, liquidated the Bitcoin Gold tokens on behalf of the Bitcoin Gold Record Date Shareholders and remitted the cash proceeds from such sale, net of administrative and other expenses incurred by the Agent in connection with the liquidation, to the Bitcoin Gold Record Date Shareholders on April 3, 2018.

In connection with the Bitcoin Gold hard fork, the Trust incurred Additional Trust Expenses. These Additional Trust Expenses primarily related to consultations with the Trust’s professional advisors and third-party service providers to determine an appropriate approach to handling the Bitcoin Gold that would preserve value for the Shareholders in a manner consistent with the Trust’s continued treatment as a grantor trust for U.S. federal income tax purposes. Pursuant to the terms of the Trust Agreement, Additional Trust Expenses are borne by the Trust.

(All Bitcoin Gold balances are rounded to the nearest whole Bitcoin Gold)	For the Year Ended December 31, 2017
Incidental Right (Bitcoin Gold):
Opening Balance	—
Incidental Right of Bitcoin Gold received	172,324
Additional Trust Expense – Bitcoin Gold	(80)
In-kind Incidental Right Bitcoin Gold Distribution	(172,244)

Net closing balance	—

Price of Bitcoin Gold on principal market at the Bitcoin Gold Record Date (1)	$308.41

Realized gain on Bitcoin Gold	$53,140,430
Additional Trust Expense, related party – Bitcoin Gold (2)	(18,804)

Fair market value of the in-kind Incidental Right Bitcoin Gold Distribution (3)	$53,121,626

Outstanding Shares of Bitcoin Gold Record Date Shareholders on the Bitcoin Gold Record Date (4)	170,051,700

Fair market value of in-kind Incidental Right Bitcoin Gold Distribution per Outstanding Share of Bitcoin Gold Record Date Shareholders	$0.31

(1)

The Trust determined the fair value per Bitcoin Gold token to be $308.41 on the Bitcoin Gold Record Date, using the price provided at 4:00 p.m., New York time, by the Bitcoin Gold principal market as determined in the manner set forth above in Note 2.

(2)

On November 21, 2017, the Trust reimbursed the Sponsor of the Trust for Additional Trust Expenses of approximately $18,804 that the Sponsor had incurred on the Trust’s behalf. The Trust determined the fair value per Incidental Rights to Bitcoin Gold token to be $235.00 on November 21, 2017, using the price of Bitcoin Gold tokens provided at 4:00 p.m., New York time, by the Bitcoin Gold principal market.

(3)

The Trust has no ownership interest in the distributed Incidental Rights to Bitcoin Gold, no ability to control the actions of the Agent and no right to receive any information about the distributed Incidental Rights to Bitcoin Gold or the disposition thereof or of the underlying Bitcoin Gold from the Bitcoin Gold Record Date Shareholders, their Agent or any other person. However, Grayscale, in its role as the Agent of the Bitcoin Gold Record Date Shareholders voluntarily informed the Trust that it had claimed the Bitcoin Gold tokens on behalf of the Bitcoin Gold Record Date Shareholders , liquidated the Bitcoin Gold tokens distributed to the Bitcoin Gold Record Date Shareholders (by means of transfer to the Agent) and remitted cash proceeds from the liquidation, net of the administrative and other expense incurred by the Agent in connection with the liquidation, to the Bitcoin Gold Record Date Shareholders on April 3, 2018 of $9,604,206.

(4)

Outstanding Shares of Bitcoin Gold Record Date Shareholders of 1,868,700 has been retroactively adjusted to reflect the 91-for-1 Share Split of the Trust’s issued and outstanding Shares. Shareholders of record as of the close of business on January 22, 2018 received 90 additional Shares of the Trust for each Share held.

Bitcoin Fork on December 28, 2017 (Bitcoin SegWit2X)

Background and Measurement

In the case of the Bitcoin SegWit2X hard fork on December 28, 2017, a quorum of network participants accepted a modification to activate Segregated Witness and then trigger a hard fork for a 2-megabyte block size. This version of the Bitcoin Network was rebranded as Bitcoin SegWit2X.

Immediately following the hard fork on December 28, 2017, holders of Bitcoin passively received an Incidental Right to obtain an equal number of Bitcoin SegWit2X. At that time, the Trust held approximately 175,878 Bitcoin and the newly created Bitcoin SegWit2X was inaccessible to the Trust. On the date of the hard fork, the Trust performed a principal market analysis and determined that the exchanges trading Bitcoin SegWit2X did not have an online platform or publish transaction prices and volume data publicly with sufficient data for a principal market evaluation to be made. Given that no apparent exit, inaccessible and/or hypothetical markets existed due to the short timeframe and the significant unknown characteristics of the users of Bitcoin SegWit2X the Trust determined the Incidental Rights to Bitcoin SegWit2X were determined to have a value of $0.

Subsequent Measurement and Distribution of Incidental Rights to Bitcoin SegWit2X

Subsequent to the date of the fork, active trading markets for Bitcoin SegWit2X had not yet developed and it traded on limited exchanges as well as over the counter markets. As of December 31, 2017 and January 8, 2018, respectively, the Trust performed a principal market analysis and determined that the exchanges trading Bitcoin SegWit2X did not have an online platform or publish transaction prices and volume data publicly with sufficient data for a principal market evaluation to be made. Given that no apparent exit, inaccessible and/or hypothetical markets existed due to the short timeframe and the significant unknown characteristics of the users of Bitcoin SegWit2X the Trust determined the fair value per Incidental Right of Bitcoin SegWit2X to be $0 as of December 31, 2017.

On January 8, 2018, the Trust declared a distribution and established a record date for the distribution of the Incidental Rights to obtain 175,878 Bitcoin SegWit2X tokens held by the Trust to the Shareholders of record (“Bitcoin SegWit2X Record Date Shareholders”) as of the close of business on January 8, 2018 (the “Bitcoin SegWit2X Record Date” and such distribution, the “Incidental Rights to Bitcoin SegWit2X Distribution”). As of the Bitcoin SegWit2X Record Date, the Trust determined such Incidental Rights to have a fair value of $0 and no gain or loss was recognized as part of the in-kind Incidental Right distribution.

On the Bitcoin SegWit2X Record Date, the Trust, acting on behalf of the Bitcoin SegWit2X Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale as Agent of the Bitcoin SegWit2X Record Date Shareholders and distributed the Incidental Rights to Bitcoin SegWit2X tokens held by the Trust to the Bitcoin SegWit2X Record Date Shareholders by transferring such Incidental Rights to the Agent. The Trust has no ownership interest in the distributed Incidental Rights to Bitcoin SegWit2X, no ability to control the actions of the Agent and no right to receive any information about the distributed Incidental Rights to Bitcoin SegWit2X or the disposition thereof or of the underlying Bitcoin SegWit2X from the Bitcoin SegWit2X Record Date Shareholders, their Agent or any other person. However, the Agent voluntarily informed the Trust that, on behalf of the Bitcoin SegWit2X Record Date Shareholders, it irrevocably abandoned all of the rights to Bitcoin SegWit2X tokens because it was determined that the potential costs incurred by the Agent in connection with selling the Bitcoin SegWit2X tokens would exceed the gross proceeds from such sales.

5. Creations and Redemptions of Shares

At December 31, 2019 and 2018, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0010 of one Bitcoin at December 31, 2019 and 2018.

The cost basis of investments in Bitcoin recorded by the Trust is the fair value of Bitcoin, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or Bitcoin

Effective October 28, 2014, the Trust suspended its redemption program, in which Shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the Securities Exchange Commission (“SEC”). At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

On January 19, 2017, prior to the initial filing of the registration statement on Form S-1 with the SEC, the Trust stopped issuing Shares under the creation program, which had been taking place through private placement transactions. On October 25, 2017, the Trust withdrew its registration statement (File No. 333-215627) that was initially filed on January 20, 2017 and the Trust resumed offering Shares in private placement transactions exempt from the registration requirements of the SEC on December 4, 2017.

During the year ended December 31, 2019, the Trust amended its offering to offer Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion (each such period, an “Offering Period”).

6. Income Taxes

As of January 1, 2016, an amendment to the Trust Agreement was made to ensure that the Trust Agreement was consistent with the treatment of the Trust as a grantor trust. On February 9, 2017, the Court of Chancery of the State of Delaware ordered that the Original Trust Agreement be reformed so that the amendments made are retroactive to the original date of execution of the Trust Agreement. On September 11, 2017, the Trust received a private letter ruling from the IRS in which the IRS concluded, based on the facts at that time, that the Trust qualified as a grantor trust for U.S. federal income tax purposes as of the date of the private letter ruling. Furthermore, as of October 24, 2017, amendments to the Trust Agreement were made to permit the Trust to hold rights to acquire, or otherwise establish, dominion and control over, Incidental Rights and IR Virtual Currency in a manner consistent with the Trust’s continued treatment as a grantor trust for U.S. federal income tax purposes.

Accordingly, the Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currencies, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at a maximum rate of 21%) on its net taxable income and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2019, 2018 and 2017 the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2019 or 2018.

7. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, and Grayscale. As of December 31, 2019 and 2018, 12,617,869 and 10,542,352, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Bitcoin Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2019, 2018, and 2017. For the year ended December 31, 2017, the Sponsor incurred $358,185 of Additional Trust Expenses.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Bitcoin account Bitcoins, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such Bitcoins, Incidental Rights and/or IR Virtual Currency in kind in satisfaction of such Additional Trust Expenses.

For the years ended December 30, 2019, 2018 and 2017, the Trust incurred Sponsor’s Fees of $34,730,355, $28,524,092 and $13,829,467, respectively. As of December 31, 2019 and 2018, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the year ended December 31, 2019 and 2018, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust. For the year ended December 31, 2017, the Sponsor paid $358,185 of Additional Trust Expenses on behalf of the Trust related to consultations with the Trust’s professional advisors and third-party service providers to determine an appropriate approach to handling the Incidental Rights and IR Virtual Currency distributions that would preserve value for the Shareholders in a manner consistent with the Trust’s continued treatment as a grantor trust for U.S. federal income tax purposes.

8. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Bitcoin Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and events and situations such as the novel coronavirus outbreak.

The Bitcoin held by the Trust are commingled and the Trust’s Shareholders have no specific rights to any specific Bitcoin. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its Shareholders.

There is currently no clearing house for Bitcoin, nor is there a central or major depository for the custody of Bitcoin. There is a risk that some or all of the Trust’s Bitcoin could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoin. Further, transactions in Bitcoin are irrevocable. Stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in the Shares.

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If Bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Bitcoin. For example, it may become more difficult for Bitcoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of Bitcoin and cause users to migrate to other digital assets. As such, any determination that Bitcoin is a security under federal or state securities laws may adversely affect the value of Bitcoin and, as a result, an investment in the Shares.

To the extent that Bitcoin is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including those under the Investment Company Act of 1940, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to Shareholders. To the extent a private key required to access a Bitcoin address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Bitcoin controlled by the private key and the private key will not be capable of being restored by the Bitcoin network. The processes by which Bitcoin transactions are settled are dependent on the peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Bitcoin.

Incidental Rights and IR Virtual Currencies

During the year ended December 31, 2017, the Trust came into possession of Incidental Rights and IR Virtual Currency by virtue of the Trust’s investment in Bitcoin. The Sponsor intends to evaluate each fork or airdrop on a case-by-case basis in consultation with the Trust’s legal advisors, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork or airdrop should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. Any inability to realize the economic benefit of a hard fork or airdrop could adversely impact an investment in the Shares.

The markets that develop subsequent to each fork or airdrop have very limited trading history, are unregulated in nature and are subject to significant volatility. Fluctuations in the value of Inherent Rights and IR Virtual Currencies may be significant. Furthermore, the network participants could stop supporting and using the forked networks at any time which could result in a significant impairment of the value of Inherent Rights and IR Virtual Currencies. There can be no assurances that Shareholders will receive any benefit from a distribution of Inherent Rights or IR Virtual Currencies.

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2019

	Three Months Ended (unaudited)
	Mar-31, 2019	Jun-30, 2019	Sept-30, 2019	Dec-31, 2019	Year Ended December 31, 2019
Expenses:
Sponsor’s Fee, related party	$3,862,438	$8,130,266	$12,367,915	$10,369,736	$34,730,355

Net investment loss	(3,862,438)	(8,130,266)	(12,367,915)	(10,369,736)	(34,730,355)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	1,844,077	5,710,876	9,451,178	6,299,029	23,305,160
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	86,536,075	1,593,068,169	(717,533,289)	(298,825,235)	663,245,720

Net realized and unrealized gain (loss) on investment	88,380,152	1,598,779,045	(708,082,111)	(292,526,206)	686,550,880

Net increase (decrease) in net assets resulting from operations	$84,517,714	$1,590,648,779	$(720,450,026)	$(302,895,942)	$651,820,525

	Three Months Ended (unaudited)
	Mar-31, 2018	Jun-30, 2018	Sept-30, 2018	Dec-31, 2018	Year Ended December 31, 2018
Expenses:
Sponsor’s Fee, related party	$9,232,756	$7,259,590	$6,786,516	$5,245,230	$28,524,092

Net investment loss	$(9,232,756)	$(7,259,590)	$(6,786,516)	$(5,245,230)	$(28,524,092)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	5,775,773	7,657,848	5,021,671	3,923,649	22,378,941
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(1,278,346,011)	(153,159,888)	44,690,067	(592,950,741)	(1,979,766,573)

Net realized and unrealized (loss) gain on investment	(1,272,570,238)	(145,502,040)	49,711,738	(589,027,092)	(1,957,387,632)

Net (decrease) increase in net assets resulting from operations	$(1,281,802,994)	$(152,761,630)	$42,925,222	$(594,272,322)	$(1,985,911,724)

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2019	2018	2017
Per Share Data:
Net asset value, beginning of year	$3.64	$14.30	$0.99

Net increase (decrease) in net assets from investment operation:
Net investment loss	(0.15)	(0.15)	(0.08)
Net realized and unrealized gain (loss)	3.44	(10.51)	14.31

Net increase (decrease) in net assets resulting from operations	3.29	(10.66)	14.23

In-kind distributions:
Bitcoin Cash	—	—	(0.61)
Bitcoin Gold	—	—	(0.31)

Net decrease in net assets from in-kind distributions	—	—	(0.92)

Net asset value, end of year	$6.93	$3.64	$14.30

Total return	94.19%	-74.03%[1]	1,366.69%[1]

Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.05%

Expenses	-2.00%	-2.00%	-2.05%

An individual Shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year.

1 Total return for the years ended December 31, 2018 and 2017 has been corrected as compared to the previously reported amount.

11. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

12. Subsequent Events

On January 21, 2020, the Registration Statement on Form 10 the Sponsor filed with the SEC on behalf of the Trust became effective and the Trust is now an SEC reporting company with its shares registered pursuant to Section 12(g) of the Exchange Act.

As of the close of business on March 13, 2020 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $5,449.82 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.