Form 10-Q
period 2020-03-31
Grayscale Bitcoin Trust (BTC)
filed 2020-05-08
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
 000-56121

Grayscale
®
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
If an emerging growth company, indicate by check mark if the registrant has el ec
ted not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☐

No

☒
Number of shares of the registrant’s common stock outstanding as of
May 1
, 2020: 336,251,000.
DOCUMENTS INCORPORATED BY REFERENCE: None

Grayscale
®
Bitcoin Trust (BTC)

Statement Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.
Industry and Market Data
Although we are responsible for all disclosure contained in this Quarterly Report on Form
10-Q,
in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020 (the “Annual Report”).

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.
A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 22.

PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

(Amounts in U.S. dollars, except Share amounts)	March 31, 2020	December 31, 2019
Assets:
Investment in Bitcoin, at fair value (cost $1,223,309,388 and $839,093,484 as of March 31, 2020 and December 31, 2019, respectively)	$1,972,244,030	$1,866,217,842

Total assets	$1,972,244,030	$1,866,217,842

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net assets	$1,972,244,030	$1,866,217,842

Net Assets consists of:
Paid-in-capital	1,250,883,025	861,353,899
Accumulated net investment loss	(92,628,558)	(80,835,170)
Accumulated net realized gain on investment in Bitcoin	65,054,921	58,574,755
Accumulated net change in unrealized appreciation on investment in Bitcoin	748,934,642	1,027,124,358

	$1,972,244,030	$1,866,217,842

Shares issued and outstanding, no par value (unlimited Shares authorized)	315,828,000	269,445,300

Net asset value per Share	$6.24	$6.93

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT
(UNAUDITED)

March 31, 2020
	Number of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	304,631.31046282	$1,223,309,388	$1,972,244,030	100%

Net assets		$1,223,309,388	$1,972,244,030	100%

December 31, 2019
	Number of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	261,192.14022299	$839,093,484	$1,866,217,842	100%

Net assets		$839,093,484	$1,866,217,842	100%

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in U.S. dollars)	2020	2019
Investment income:
Investment income	$—	$—

Expenses:
Sponsor’s Fee, related party	11,793,388	3,862,438

Net investment loss	(11,793,388)	(3,862,438)

Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin	6,480,166	1,844,077
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(278,189,716)	86,536,075

Net realized and unrealized (loss) gain on investment	(271,709,550)	88,380,152

Net (decrease) increase in net assets resulting from operations	$(283,502,938)	$84,517,714

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENT OF CHANGES IN NET ASSETS
(UNAUDITED)

	Three Months Ended March 31,
(Amounts in U.S. dollars, except change in Shares outstanding)	2020	2019
(Decrease) increase in net assets from operations:
Net investment loss	$(11,793,388)	$(3,862,438)
Net realized gain on investment in Bitcoin	6,480,166	1,844,077
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(278,189,716)	86,536,075

Net (decrease) increase in net assets resulting from operations	(283,502,938)	84,517,714

Increase in net assets from capital share transactions:
Shares issued	389,529,126	41,832,368

Net increase in net assets resulting from capital share transactions	389,529,126	41,832,368

Total increase in net assets from operations and capital share transactions	106,026,188	126,350,082

Net assets:
Beginning of period	1,866,217,842	751,622,174

End of period	$1,972,244,030	$877,972,256

Change in Shares outstanding:
Shares outstanding at beginning of period	269,445,300	206,559,100

Shares issued	46,382,700	11,309,100

Net increase in Shares	46,382,700	11,309,100

Shares outstanding at end of period	315,828,000	217,868,200

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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
Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale XRP Trust (XRP), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust.
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
The custodian of the Trust
is Coinbase Custody Trust Company, LLC
(the “
Custodian
”), a third-party service provider. The Custodian
is responsible for safeguarding the Bitcoin, Incidental Rights, and IR Virtual Currency held by the Trust
, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. The Custodian Agreement is for an initial term of three years
.
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
2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K.
The following is a summary of significant accounting policies followed by the Trust:
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946,
Financial Services –

Investment Companies
. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not registered under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.
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
The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market,
Principal-to-Principal
Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible
to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Digital Asset Exchange Markets that do not have a BitLicense and has access only to non-Digital
Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and level of
activity of Bitcoin traded on each Digital Asset Market in the trailing twelve months.
Third, the Trust then reviews
intra-day
pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and
Principal-to-Principal
Markets to determine its principal market. As a result of the analysis, an Exchange Market has been selected as the Trust’s principal market.
The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.
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

	Amount at Fair Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3
March 31, 2020
Assets
Investment in Bitcoin	$1,972,244,030	$—	$1,972,244,030	$—

December 31, 2019
Assets
Investment in Bitcoin	$1,866,217,842	$—	$1,866,217,842	$—

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2020, and December 31, 2019, the Trust held 304,631.31046282 and 261,192.14022299 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $6,474.20 and $7,145.00 on March 31, 2020 and December 31, 2019, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Balance at January 1, 2019	204,277.35165345	$751,622,174
Bitcoin contributed	61,555.82798061	462,775,143
Bitcoin distributed for Sponsor’s Fee, related party	(4,641.03941107)	(34,730,355)
Net change in unrealized appreciation on investment in Bitcoin	—	663,245,720
Net realized gain on investment in Bitcoin	—	23,305,160

Balance at December 31, 2019	261,192.14022299	1,866,217,842

Bitcoin contributed	44,867.71207927	389,529,126
Bitcoin distributed for Sponsor’s Fee, related party	(1,428.54183944)	(11,793,388)
Net change in unrealized depreciation on investment in Bitcoin	—	(278,189,716)
Net realized gain on investment in Bitcoin	—	6,480,166

Balance at March 31, 2020	304,631.31046282	$1,972,244,030

4. Creations and Redemptions of Shares
At March 31, 2020 and December 31, 2019, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of

Bitcoin
representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0010 of one Bitcoin at March 31, 2020 and December 31, 2019.
The cost basis of investments in Bitcoin recorded by the Trust is the fair value of Bitcoin, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or Bitcoin.
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
5. Income Taxes
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2020 and December 31, 2019, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2020 or December 31, 2019.
6. Related Parties
The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, and Grayscale. As of March 31, 2020 and December 31, 2019, 11,213,392 and 12,617,869 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date.
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
For the three months ended March 31, 2020 and 2019, the Trust incurred Sponsor’s Fees of $11,793,388 and $3,862,438, respectively. As of March 31, 2020 and December 31, 2019, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2020 and 2019, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
7. Risks and Uncertainties
The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.
The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and events and situations such as the novel coronavirus outbreak.
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

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of the COVID-19 pandemic could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the operation of the Trust.
8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2020	2019
Per Share Data:
Net asset value, beginning of period	$6.93	$3.64

Net (decrease) increase in net assets from investment operation s :
Net investment loss	(0.04)	(0.02)
Net realized and unrealized (loss) gain	(0.65)	0.41

Net (decrease) increase in net assets resulting from operations	(0.69)	0.39

Net asset value, end of period	$6.24	$4.03

Total return	-32.66%	54.34%

Ratios to average net assets:
Net investment loss	-2.00%	-2.00%

Expenses	-2.00%	-2.00%

Ratios of net investment loss and expenses to average net assets have been annualized.
An individual Shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.
Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period
and assuming redemption on the last day of the
period and has been annualized
.
9. Indemnifications
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
10. Subsequent Events
As of the close of business on May
1
, 2020 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $8,731.74 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Item 1A. Risk Factors or in Item 1A, Risk Factors or other sections of our Annual Report on Form
10-K
for the year ended December 31, 2019.
Trust Overview
The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. The Shares are designed to provide investors with a cost-effective and convenient way to invest in Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle.
Critical Accounting Policies and Estimates
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
The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market,
Principal-to-Principal
Markets

and Exchange Markets, each as defined in the FASB Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:
•	First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible
to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Digital Asset Exchanges that do not have a BitLicense and has access only to non-
Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•	Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and level of activity of Bitcoin traded on each Digital Asset Market in the trailing twelve months.
•	Third, the Trust then reviews
intra-day
pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•	Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and
Principal-to-Principal
Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market.
The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.
The cost basis of the investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of Bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.
Investment Company Considerations
The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946,
 Financial Services – Investment Companies
. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not registered under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.
Review of Financial Results (unaudited)
Financial Highlights for the Three Months ended March 31, 2020 and 2019
(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2020	2019
Net realized and unrealized (loss) gain on investment in Bitcoin	$(271,710)	$88,380

Net (decrease) increase in net assets resulting from operations	$(283,503)	$84,518

Net assets	$1,972,244	$877,972

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2020 was ($271,710) which includes a realized gain of $6,480 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($278,190). Net realized and unrealized loss on investment in Bitcoin for the year was driven by Bitcoin price depreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $6,474.20 per Bitcoin as of March 31, 2020. Net decrease in net assets resulting from operations was ($283,503) for the three months ended March 31, 2020, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $11,793. Net assets increased to $1,972,244 at March 31, 2020, a 6% increase for the period. The increase in net assets resulted from the contribution of approximately 44,868 Bitcoin with a value of $389,529 to the Trust in connection with Share creations during the period, partially offset by the aforementioned Bitcoin price depreciation and the withdrawal of approximately 1,429 Bitcoin to pay the foregoing Sponsor’s Fee.
Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2019 was $88,380 which includes a realized gain of $1,844 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $86,536. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $4,094.99 per Bitcoin as of March 31, 2019. Net increase in net assets resulting from operations was $84,518 for the three months ended March 31, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $3,862. Net assets increased to $877,972 at March 31, 2019, a 17% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 11,154 Bitcoin with a value of $41,832 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,030 Bitcoin to pay the foregoing Sponsor’s Fee.
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
In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.
Selected Operating Data

	Three Months Ended March 31,
	2020	2019
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	261,192	204,277
Creations	44,868	11,154
Sponsor’s Fee, related party	(1,429)	(1,030)

Closing balance	304,631	214,401
Accrued but unpaid Sponsor’s Fee, related party	—	—

Net closing balance	304,631	214,401

Number of Shares:
Opening balance	269,445,300	206,559,100
Creations	46,382,700	11,309,100

Closing balance	315,828,000	217,868,200

	As of March 31,
	2020	2019
Price of Bitcoin on principal market(1)	$6,474.20	$4,094.99

NAV per Share(2)	$6.24	$4.03

Index Price	$6,466.48	$4,088.08

Digital Asset Holdings per Share(3)	$6.24	$4.02

(1)	The Trust performed an assessment of the principal market at March 31, 2020 and 2019, and identified the principal market as Coinbase Pro.

(2)	As of March 31, 2020 and 2019 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)	The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP
methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form
10-K
for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2020 were Coinbase Pro, LMAX Digital, itBit, Kraken and Bitstamp. As of March 31, 2019, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bittrex, Kraken, Bitstamp, and itBit.

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
As of March 31, 2020, the Trust had a net closing balance with a value of $1,969,892,276, based on the Index Price
(non-GAAP
 methodology). As of March 31, 2020, the Trust had a total market value of $1,972,244,030, based on the principal market (Coinbase Pro).
As of March 29, 2019 (the last business day on which a Creation Basket could have been originated), the Trust had a net closing balance with a value of $869,774,518, based on the Index Price
(non-GAAP
methodology). As of March 31, 2019, the Trust had a net closing balance with a total value of $876,490,741, based on the Bitcoin Index Price of
(non-GAAP
 methodology). As of March 31, 2019, the Trust had a total market value of $877,972,256,based on the principal market (Coinbase Pro).
Historical Digital Asset Holdings and Bitcoin Prices
As movements in the price of Bitcoin will directly affect the price of the Shares, investors should understand recent movements in the price of Bitcoin. Investors, however, should also be aware that past movements in the Bitcoin price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by Service Providers, as well as political and economic uncertainties around the world.
The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to March 31, 2020.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to March 31, 2020. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $18,756.45, with the straight average being $3,422.74.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended March 31, 2016	$311.86	$459.52	12/18/2015	$211.86	8/25/2015	$414.70	$414.70
Twelve months ended March 31, 2017	$719.90	$1,279.00	3/6/2017	$416.00	4/1/2016	$1,056.48	$1,056.48
Twelve months ended March 31, 2018	$6,242.51	$18,756.45	12/18/2017	$1,056.48	4/1/2017	$6,990.70	$7,580.80
Twelve months ended March 31, 2019	$5,863.11	$9,650.29	5/4/2018	$3,228.07	12/14/2018	$4,088.08	$4,056.31
Twelve months ended March 31, 2020	$8,441.28	$12,681.53	7/10/2019	$4,118.78	4/1/2019	$6,466.48	$6,466.48

September 25, 2013 (the inception of the Trust’s operations) to March 31, 2020	$3,422.74	$18,756.45	12/18/2017	$117.03	10/3/2013	$6,466.48	$6,466.48

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to March 31, 2020. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $19,433.21, with the straight average being $3,437.86:

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended March 31, 2016	$311.91	$469.00	11/4/2015	$216.24	8/24/2015	$416.43	$416.43
Twelve months ended March 31, 2017	$721.53	$1,290.01	3/10/2017	$415.59	4/1/2016	$1,084.70	$1,084.70
Twelve months ended March 31, 2018	$6,307.72	$19,433.21	12/16/2017	$1,082.07	4/1/2017	$7,055.00	$7,337.16
Twelve months ended March 31, 2019	$5,865.26	$9,815.55	5/5/2018	$3,164.61	12/14/2018	$4,094.99	$4,078.82
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20

September 25, 2013 (the inception of the Trust’s operations) to March 31, 2020	$3,437.86	$19,433.21	12/16/2017	$110.83	10/2/2013	$6,474.20	$6,474.20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.
Item 4.	Controls and Procedures

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
 Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings

None.
Item 1A.	Risk Factors

Except for the following new Risk Factor, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form
10-K.
The Trust faces risks related to the novel coronavirus
(COVID-19)
outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations.
The novel coronavirus
(“COVID-19”)
will in the short-term, and may over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the magnitude of the impact of the
COVID-19
outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of
COVID-19
and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in the Digital Asset Markets. In addition, we rely on third party service providers to perform certain functions essential to the operation of the Trust. Any disruptions to the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the operation of the Trust.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Information has been previously included in the Trust’s Current Reports on Form 8-K during the period covered by this report.

b)	Not applicable.

c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.	Other Information
None.
Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Glossary of Defined Terms
In this Quarterly Report, each of the following quoted terms has the meanings set forth after such term:
“
Actual Exchange Rate
”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“
Additional Trust Expenses
”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.
“
Administrator
”—Any Person from time to time engaged by the Sponsor to assist in the administration of the Shares.
“
Administrator Fee
”—The fee payable to the Administrator for services it provides to the Trust, which the Sponsor will pay the Administrator as a Sponsor-paid Expense.
“
Agent
”—A Person appointed by the Trust to act on behalf of the Shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.
“
Authorized Participant
”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns an Authorized Participant Self-Administered Account.
“
Authorized Participant Self-Administered Account
”—A Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant.
“
Basket
”—A block of 100 Shares.
“
Basket Amount
”—On any trade date, the number of Bitcoins required as of such trade date for each Creation Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth
of one Bitcoin (
i.e.
, carried to the eighth decimal place)), and multiplying such quotient by 100.
“
Bitcoin
” or “
BTC
”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.
“
Bitcoin Network
”—The online,
end-user-to-end
-user
network hosting the public transaction ledger, known as the Bitcoin Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.
“
Blockchain” or “Bitcoin Blockchain”
—The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of Bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.
“
Creation Basket
”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.
“
Custodial Services
”—the Custodian’s services that (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw Bitcoin from the Trust’s Bitcoin Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

“
Custodian
”—Coinbase Custody Trust Company, LLC.
“
Custodian Agreement
”—The Custodial Services Agreement by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.
“
Custodian Fee
”—Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.
“
DCG
”—Digital Currency Group, Inc.
“
Digital Asset Account
”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin on the Trust’s behalf.
“
Digital Asset Exchange
”—An electronic marketplace where exchange participants may trade, buy and sell Bitcoins based on bid-ask
trading. The largest Digital Asset Exchanges are online and typically trade on a
24-hour
basis, publishing transaction price and volume data.
“
Digital Asset Exchange Market
”—The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Exchanges.
“
Digital Asset Holdings
”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings” in our Annual Report on Form
10-K.
See also “Key Operating Metrics” in our Annual Report on Form
10-K
for a description of the Trust’s NAV, as calculated in accordance with GAAP.
“
Digital Asset Holdings Fee Basis Amount
”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Bitcoin and Determination of Bitcoin Holdings” in our Annual Report on Form
10-K.
“
Digital Asset Market
”—A dealer market, brokered market,
principal-to-principal
market or exchange market on which Bitcoins are bought and sold.
“
Distribution and Marketing Agreement
”—The agreement among the Sponsor and the Distributor and Marketer, which sets forth the obligations and responsibilities of the Distributor and Marketer.
“
Distributor
”—Genesis, or any other person from time to time, who is engaged by the Sponsor to assist in the distribution of the Shares.
“
DSTA
”—The Delaware Statutory Trust Act, as amended.
“
DTC
”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.
“
Exchange Act
”—The Securities Exchange Act of 1934, as amended.
“
GAAP
”—United States generally accepted accounting principles.
“
Genesis
”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Authorized Participant.
“
Incidental Rights
”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoins and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.
“
Index
”—The TradeBlock XBX Index.
“
Index License Agreement
”—The license agreement entered into by the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“
Index Price
”—The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Bitcoin Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.
“
Index Provider
”—TradeBlock, Inc., a Delaware corporation that publishes the Index
“
Investment Advisers Act
”—Investment Advisers Act of 1940, as amended.
“
Investment Company Act
”—Investment Company Act of 1940, as amended.
“
Investor
”—Any investor that has entered into a Subscription Agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.
“
IR Virtual Currency
”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.
“
IRS
”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.
“
Marketer
”—Genesis or any other person from time to time engaged to provide marketing services or related services to the Trust pursuant to authority delegated by the Sponsor.
“
Marketing Fee
”—Fee payable to the Marketer for services it provides to the Trust, which the Sponsor will pay to the Marketer as a Sponsor-paid Expense.
“
NAV
”—The net asset value of the Trust determined on a GAAP basis.
“
OTCQX
”—The OTCQX tier of OTC Markets Group Inc.
“
Participant Agreement
”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Bitcoins required for Creation Baskets.
“
SEC
”—The U.S. Securities and Exchange Commission.
“
Secondary Market
”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of OTC Markets Group Inc.
“
Securities Act
”—The Securities Act of 1933, as amended.
“
Service Providers
”—Collectively, Grayscale Investments, LLC, Continental Stock Transfer & Trust Company, Genesis, TradeBlock, Inc., Coinbase Custody Trust Company, LLC and Digital Currency Group, Inc.
“
Shareholder
”—Any person that owns Shares.
“
Shares
”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.
“
Share Split
”—A
91-for-1
Share split of the Trust’s issued and outstanding Shares, which was effected on January 26, 2018 to Shareholders of record as of the close of business on January 22, 2018.
“
Sponsor
”—Grayscale Investments, LLC.
“
Sponsor-paid Expenses
”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“
Sponsor’s Fee
”—A fee, payable in Bitcoins, which accrues daily in U.S. dollars at an annual rate of 2.0% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day;
provided
that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.
“
Subscription Agreement
”—An agreement between an Investor and an Authorized Participant pursuant to which the Investor can subscribe for Shares.
“
Transfer Agency and Service Agreement
”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.
“
Transfer Agent
”—Continental Stock Transfer & Trust Company, a Delaware corporation.
“
Transfer Agent Fee
”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.
“
Trust
”—Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.
“
Trust Agreement
”—The Fifth Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.
“
Trustee
”—Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.
“
U.S.
”—United States.
“
U.S. dollar
” or “
$
”—United States dollar or dollars.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLCas Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Barry E. Silbert

	Name:	Barry E. Silbert
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*
By:	/s/ Simcha Wurtzel
	Name:	Simcha Wurtzel
	Title:	Member of the Board of Directors and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)*

Date: May 8, 2020
*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.