Form 10-Q
period 2020-06-30
Grayscale Bitcoin Trust (BTC)
filed 2020-08-10
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares of the registrant’s common stock outstanding as of August 4, 2020: 411,878,200

Grayscale® Bitcoin Trust (BTC)

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part II, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 23.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES

(UNAUDITED)

	June 30, 2020	December 31, 2019
(Amounts in U.S. dollars, except Share amounts)
Assets:
Investment in Bitcoin, at fair value (cost $1,972,997,225 and $839,093,484 as of June 30, 2020 and December 31, 2019, respectively)	$3,532,364,439	$1,866,217,842
Total assets	$3,532,364,439	$1,866,217,842
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,532,364,439	$1,866,217,842
Net Assets consists of:
Paid-in-capital	2,008,273,447	861,353,899
Accumulated net investment loss	(107,431,961)	(80,835,170)
Accumulated net realized gain on investment in Bitcoin	72,155,739	58,574,755
Accumulated net change in unrealized appreciation on investment in Bitcoin	1,559,367,214	1,027,124,358
	$3,532,364,439	$1,866,217,842
Shares issued and outstanding, no par value (unlimited Shares authorized)	402,941,400	269,445,300
Net asset value per Share	$8.77	$6.93

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT

(UNAUDITED)

June 30, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	386,723.19178964	$1,972,997,225	$3,532,364,439	100%
Net assets		$1,972,997,225	$3,532,364,439	100%

December 31, 2019
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	261,192.14022299	$839,093,484	$1,866,217,842	100%
Net assets		$839,093,484	$1,866,217,842	100%

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Amounts in U.S. dollars)
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	14,803,403	8,130,266	26,596,791	11,992,704
Net investment loss	(14,803,403)	(8,130,266)	(26,596,791)	(11,992,704)
Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin	7,100,818	5,710,876	13,580,984	7,554,953
Net change in unrealized appreciation on investment in Bitcoin	810,432,572	1,593,068,169	532,242,856	1,679,604,244
Net realized and unrealized gain on investment	817,533,390	1,598,779,045	545,823,840	1,687,159,197
Net increase in net assets resulting from operations	$802,729,987	$1,590,648,779	$519,227,049	$1,675,166,493

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Amounts in U.S. dollars, except change in Shares outstanding)
Increase in net assets from operations:
Net investment loss	$(14,803,403)	$(8,130,266)	$(26,596,791)	$(11,992,704)
Net realized gain on investment in Bitcoin	7,100,818	5,710,876	13,580,984	7,554,953
Net change in unrealized appreciation on investment in Bitcoin	810,432,572	1,593,068,169	532,242,856	1,679,604,244
Net increase in net assets resulting from operations	802,729,987	1,590,648,779	519,227,049	1,675,166,493
Increase in net assets from capital share transactions:
Shares issued	757,390,422	64,658,627	1,146,919,548	106,490,995
Net increase in net assets resulting from capital share transactions	757,390,422	64,658,627	1,146,919,548	106,490,995
Total increase in net assets from operations and capital share transactions	1,560,120,409	1,655,307,406	1,666,146,597	1,781,657,488
Net assets:
Beginning of period	1,972,244,030	877,972,256	1,866,217,842	751,622,174
End of period	$3,532,364,439	$2,533,279,662	$3,532,364,439	$2,533,279,662
Change in Shares outstanding:
Shares outstanding at beginning of period	315,828,000	217,868,200	269,445,300	206,559,100
Shares issued	87,113,400	12,349,100	133,496,100	23,658,200
Net increase in Shares	87,113,400	12,349,100	133,496,100	23,658,200
Shares outstanding at end of period	402,941,400	230,217,300	402,941,400	230,217,300

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Cash Trust (BCH) (Symbol: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (Symbol: LTCN), Grayscale Stellar Lumens Trust (XLM), Grayscale XRP Trust (XRP), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust.

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

The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the Bitcoin, Incidental Rights, and IR Virtual Currency held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. The Custodian Agreement is for an initial term of three years.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets
Investment in Bitcoin	$3,532,364,439	$-	$3,532,364,439	$-
December 31, 2019
Assets
Investment in Bitcoin	$1,866,217,842	$-	$1,866,217,842	$-

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2020, and December 31, 2019, the Trust held 386,723.19178964 and 261,192.14022299 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $9,134.09 and $7,145.00 on June 30, 2020 and December 31, 2019, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Balance at January 1, 2019	204,277.35165345	$751,622,174
Bitcoin contributed	61,555.82798061	462,775,143
Bitcoin distributed for Sponsor's Fee, related party	(4,641.03941107)	(34,730,355)
Net change in unrealized appreciation on investment in Bitcoin	-	663,245,720
Net realized gain on investment in Bitcoin	-	23,305,160
Balance at December 31, 2019	261,192.14022299	1,866,217,842
Bitcoin contributed	128,659.07651662	1,146,919,548
Bitcoin distributed for Sponsor's Fee, related party	(3,128.02494997)	(26,596,791)
Net change in unrealized appreciation on investment in Bitcoin	-	532,242,856
Net realized gain on investment in Bitcoin	-	13,580,984
Balance at June 30, 2020	386,723.19178964	$3,532,364,439

4. Creations and Redemptions of Shares

At June 30, 2020 and December 31, 2019, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0010 of one Bitcoin at June 30, 2020 and December 31, 2019.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended June 30, 2020 and December 31, 2019, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2020 or December 31, 2019.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, and Grayscale. As of June 30, 2020 and December 31, 2019, 12,606,247 and 12,617,869 Shares of the Trust were held by related parties of the Trust, respectively.

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

For the three months ended June 30, 2020 and 2019, the Trust incurred Sponsor’s Fees of $14,803,403 and $8,130,266, respectively. For the six months ended June 30, 2020 and 2019, the Trust incurred Sponsor’s Fees of $26,596,791 and $11,992,704, respectively. As of June 30, 2020 and December 31, 2019, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2020 and 2019, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Share Data:
Net asset value, beginning of period	$6.24	$4.03	$6.93	$3.64
Net increase in net assets from investment operations:
Net investment loss	(0.04)	(0.04)	(0.08)	(0.05)
Net realized and unrealized gain	2.57	7.01	1.92	7.41
Net increase in net assets resulting from operations	2.53	6.97	1.84	7.36
Net asset value, end of period	$8.77	$11.00	$8.77	$11.00
Total return	297.70%	5,634.73%	63.65%	850.24%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.00%	-2.00%
Expenses	-2.00%	-2.00%	-2.00%	-2.00%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual Shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period and has been annualized.

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

10. Subsequent Events

As of the close of business on August 4, 2020 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $11,235.00 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part I, Item 1A. Risk Factors or in Part II, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2020 and 2019

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized and unrealized gain on investment in Bitcoin	$817,533	$1,598,779	$545,824	$1,687,159
Net increase in net assets resulting from operations	$802,730	$1,590,649	$519,227	$1,675,166
Net assets	$3,532,364	$2,533,280	$3,532,364	$2,533,280

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2020 was $817,533 which includes a realized gain of $7,101 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $810,432. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $6,474.20 per Bitcoin as of March 31, 2020 to $9,134.09 per Bitcoin as of June 30, 2020. Net increase in net assets resulting from operations was $802,730 for the three months ended June 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $14,803. Net assets increased to $3,532,364 at June 30, 2020, a 79% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 83,791 Bitcoin with a value of $757,390 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,699 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2019 was $1,598,779 which includes a realized gain of $5,711 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $1,593,068. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $4,094.99 per Bitcoin as of March 31, 2019 to $11,237.68 per Bitcoin as of June 30, 2019. Net increase in net assets resulting from operations was $1,590,649 for the three months ended June 30, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $8,130. Net assets increased to $2,533,280 at June 30, 2019, a 189% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 12,141 Bitcoin with a value of $64,659 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,115 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2020 was $545,824, which includes a realized gain of $13,581 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $532,243. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $9,134.09 per Bitcoin as of June 30, 2020. Net increase in net assets resulting from operations was $519,227 for the six months ended June 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $26,597. Net assets increased to $3,532,364 at June 30, 2020, an 89% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 128,659 Bitcoin with a value of $1,146,920 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,128 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2019 was $1,687,159, which includes a realized gain of $7,555 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $1,679,604. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $11,237.68 per Bitcoin as of June 30, 2019. Net increase in net assets resulting from operations was $1,675,166 for the six months ended June 30, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $11,993. Net assets increased to $2,533,280 at June 30, 2019, a 237% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 23,295 Bitcoin with a value of $106,491 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,145 Bitcoin to pay the foregoing Sponsor's Fee.

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

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Bitcoins:
Opening balance	304,631	214,401	261,192	204,277
Creations	83,791	12,141	128,659	23,295
Sponsor's Fee, related party	(1,699)	(1,115)	(3,128)	(2,145)
Closing balance	386,723	225,427	386,723	225,427
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	386,723	225,427	386,723	225,427
Number of Shares:
Opening balance	315,828,000	217,868,200	269,445,300	206,559,100
Creations	87,113,400	12,349,100	133,496,100	23,658,200
Closing balance	402,941,400	230,217,300	402,941,400	230,217,300

	As of June 30,
	2020	2019
Price of Bitcoin on principal market (1)	$9,134.09	$11,237.68
NAV per Share (2)	$8.77	$11.00
Index Price	$9,156.26	$11,532.62
Digital Asset Holdings per Share (3)	$8.79	$11.29

(1)	The Trust performed an assessment of the principal market at June 30, 2020 and 2019, and identified the principal market as Coinbase Pro.
(2)

As of June 30, 2020 and 2019 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of June 30, 2020 were Coinbase Pro, LMAX Digital, Kraken and Bitstamp. As of June 30, 2019, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bittrex, Kraken, Bitstamp, and itBit.

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

As of June 30, 2020, the Trust had a net closing balance with a value of $3,540,938,092, based on the Index Price (non-GAAP methodology). As of June 30, 2020, the Trust had a total market value of $3,532,364,439, based on the principal market (Coinbase Pro).

As of June 28, 2019 (the last business day on which a Creation Basket could have been originated during the period), the Trust had a net closing balance with a value of $2,562,246,069, based on the Index Price (non-GAAP methodology). As of June 30, 2019, the Trust had a net closing balance with a total value of $2,599,767,184, based on the Index Price (non-GAAP methodology). As of June 30, 2019, the Trust had a total market value of $2,533,279,662, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to June 30, 2020.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2020. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $18,756.45, with the straight average being $3,615.13 through June 30, 2020. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended June 30, 2016	$379.07	$749.85	6/20/2016	$211.86	8/25/2015	$659.54	$659.54
Twelve months ended June 30, 2017	$1,067.34	$2,840.32	6/7/2017	$539.42	8/3/2016	$2,526.59	$2,526.59
Twelve months ended June 30, 2018	$7,699.22	$18,756.45	12/18/2017	$2,007.72	7/17/2017	$6,279.35	$5,892.99
Twelve months ended June 30, 2019	$5,716.83	$12,630.88	6/26/2019	$3,228.07	12/14/2018	$11,532.62	$11,364.93
Twelve months ended June 30, 2020	$8,811.80	$12,681.53	7/10/2019	$5,050.07	3/16/2020	$9,156.26	$9,156.26
September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2020	$3,615.13	$18,756.45	12/18/2017	$117.03	10/3/2013	$9,156.26	$9,156.26

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2020. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $19,433.21, with the straight average being $3,629.41.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended June 30, 2016	$380.06	$769.07	6/18/2016	$216.24	8/24/2015	$664.01	$664.01
Twelve months ended June 30, 2017	$1,070.25	$2,967.05	6/11/2017	$561.99	8/4/2016	$2,499.24	$2,499.24
Twelve months ended June 30, 2018	$7,762.62	$19,433.21	12/16/2017	$1,854.27	7/16/2017	$6,323.24	$5,879.99
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2020	$3,629.41	$19,433.21	12/16/2017	$110.83	10/2/2013	$9,134.09	$9,134.09

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

The Trust faces risks related to COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including BTC, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak and increased significantly again in the second quarter of 2020. In connection with the volatility in the broader market, the price for the Shares as reported by OTCQX also experienced volatility and for the first quarter of 2020 ranged from $5.54 per Share to $13.48 per Share. In the second quarter of 2020, the price of the Shares as reported by OTCQX had recovered consistent with the broader market, and ranged between $6.50 per Share and $12.30 per Share. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of BTC and the price of the Shares.

In addition, the COVID-19 pandemic has disrupted the operations of many businesses. In response to the COVID-19 pandemic, the Sponsor has made certain adjustments to its operations, including moving all of its employees to a remote working situation as of March 31, 2020.While the operations of the Sponsor and the Trust have not been materially impacted as of the date hereof, there can be no assurance that further developments with respect to the COVID-19 pandemic will not have such an impact. Moreover, the Trust relies on third party service providers to perform certain functions essential to the operation of the Trust. Any disruptions to the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the operation of the Trust. The COVID-19 outbreak or a similar pandemic could also cause disruption to Digital Asset Markets, including the closure of Digital Asset Exchanges, which could impact the price of BTC and impact the Index or the Index Provider’s operations, all of which could have a negative impact on the Trust.

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

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of Bitcoins required as of such trade date for each Creation Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Bitcoin” or “BTC”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Bitcoin Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Bitcoin Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

“Blockchain” or “Bitcoin Blockchain”—The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of Bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

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

“DCG”—Digital Currency Group, Inc.

“Digital Asset Account” – A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin on the Trust’s behalf.

“Digital Asset Exchange”—An electronic marketplace where exchange participants may trade, buy and sell Bitcoins based on bid-ask trading. The largest Digital Asset Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Exchange Market”—The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Exchanges.

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars and other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of Bitcoin and Determination of the Trust’s Bitcoin Holdings” in our Annual Report on Form 10-K. See also “Key Operating Metrics” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Bitcoin and Determination of Bitcoin Holdings” in our Annual Report on Form 10-K.

“Digital Asset Market”—A dealer market, brokered market, principal-to-principal market or exchange market on which Bitcoins are bought and sold.

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

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

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

“Index Price”—The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Overview of the Bitcoin Industry and Market – Bitcoin Value – The Index and the Bitcoin Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

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

“NAV”—The net asset value of the Trust determined on a GAAP basis.

“OTCQX”—The OTCQX tier of OTC Markets Group Inc.

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

Date: August 7, 2020

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.