Form 10-Q
period 2020-09-30
Grayscale Bitcoin Trust (BTC)
filed 2020-11-06
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the registrant’s common stock outstanding as of November 2, 2020: 504,605,900

Grayscale® Bitcoin Trust (BTC)

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 25.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES

(UNAUDITED)

	September 30, 2020	December 31, 2019
(Amounts in U.S. dollars, except Share amounts)
Assets:
Investment in Bitcoin, at fair value (cost $2,685,503,451 and $839,093,484 as of September 30, 2020 and December 31, 2019, respectively)	$4,816,618,672	$1,866,217,842
Total assets	$4,816,618,672	$1,866,217,842
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,816,618,672	$1,866,217,842
Net Assets consists of:
Paid-in-capital	2,732,165,545	861,353,899
Accumulated net investment loss	(129,511,970)	(80,835,170)
Accumulated net realized gain on investment in Bitcoin	82,849,876	58,574,755
Accumulated net change in unrealized appreciation on investment in Bitcoin	2,131,115,221	1,027,124,358
	$4,816,618,672	$1,866,217,842
Shares issued and outstanding, no par value (unlimited Shares authorized)	471,022,700	269,445,300
Net asset value per Share	$10.23	$6.93

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT

(UNAUDITED)

September 30, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	449,791.02456026	$2,685,503,451	$4,816,618,672	100%
Net assets		$2,685,503,451	$4,816,618,672	100%

December 31, 2019
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	261,192.14022299	$839,093,484	$1,866,217,842	100%
Net assets		$839,093,484	$1,866,217,842	100%

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amounts in U.S. dollars)
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	22,080,009	12,367,915	48,676,800	24,360,619
Net investment loss	(22,080,009)	(12,367,915)	(48,676,800)	(24,360,619)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	10,694,137	9,451,178	24,275,121	17,006,131
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	571,748,007	(717,533,289)	1,103,990,863	962,070,955
Net realized and unrealized gain (loss) on investment	582,442,144	(708,082,111)	1,128,265,984	979,077,086
Net increase (decrease) in net assets resulting from operations	$560,362,135	$(720,450,026)	$1,079,589,184	$954,716,467

See accompanying notes to the unaudited financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amounts in U.S. dollars, except change in Shares outstanding)
Increase (decrease) in net assets from operations:
Net investment loss	$(22,080,009)	$(12,367,915)	$(48,676,800)	$(24,360,619)
Net realized gain on investment in Bitcoin	10,694,137	9,451,178	24,275,121	17,006,131
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	571,748,007	(717,533,289)	1,103,990,863	962,070,955
Net increase (decrease) in net assets resulting from operations	560,362,135	(720,450,026)	1,079,589,184	954,716,467
Increase in net assets from capital share transactions:
Shares issued	723,892,098	164,067,760	1,870,811,646	270,558,755
Net increase in net assets resulting from capital share transactions	723,892,098	164,067,760	1,870,811,646	270,558,755
Total increase (decrease) in net assets from operations and capital share transactions	1,284,254,233	(556,382,266)	2,950,400,830	1,225,275,222
Net assets:
Beginning of period	3,532,364,439	2,533,279,662	1,866,217,842	751,622,174
End of period	$4,816,618,672	$1,976,897,396	$4,816,618,672	$1,976,897,396
Change in Shares outstanding:
Shares outstanding at beginning of period	402,941,400	230,217,300	269,445,300	206,559,100
Shares issued	68,081,300	14,734,200	201,577,400	38,392,400
Net increase in Shares	68,081,300	14,734,200	201,577,400	38,392,400
Shares outstanding at end of period	471,022,700	244,951,500	471,022,700	244,951,500

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (Symbol: LTCN), Grayscale Stellar Lumens Trust (XLM), Grayscale XRP Trust (XRP), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Trust (ETH).

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets
Investment in Bitcoin	$4,816,618,672	$-	$4,816,618,672	$-
December 31, 2019
Assets
Investment in Bitcoin	$1,866,217,842	$-	$1,866,217,842	$-

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2020, and December 31, 2019, the Trust held 449,791.02456026 and 261,192.14022299 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $10,708.57 and $7,145.00 on September 30, 2020 and December 31, 2019, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Balance at January 1, 2019	204,277.35165345	$751,622,174
Bitcoin contributed	61,555.82798061	462,775,143
Bitcoin distributed for Sponsor's Fee, related party	(4,641.03941107)	(34,730,355)
Net change in unrealized appreciation on investment in Bitcoin	-	663,245,720
Net realized gain on investment in Bitcoin	-	23,305,160
Balance at December 31, 2019	261,192.14022299	1,866,217,842
Bitcoin contributed	193,801.76859541	1,870,811,646
Bitcoin distributed for Sponsor's Fee, related party	(5,202.88425814)	(48,676,800)
Net change in unrealized appreciation on investment in Bitcoin	-	1,103,990,863
Net realized gain on investment in Bitcoin	-	24,275,121
Balance at September 30, 2020	449,791.02456026	$4,816,618,672

4. Creations and Redemptions of Shares

At September 30, 2020 and December 31, 2019, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0010 of one Bitcoin at September 30, 2020 and December 31, 2019.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2020 and December 31, 2019, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2020 or December 31, 2019.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, and Grayscale. As of September 30, 2020 and December 31, 2019, 13,242,201 and 12,617,869 Shares of the Trust were held by related parties of the Trust, respectively.

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

For the three months ended September 30, 2020 and 2019, the Trust incurred Sponsor’s Fees of $22,080,009 and $12,367,915, respectively. For the nine months ended September 30, 2020 and 2019, the Trust incurred Sponsor’s Fees of $48,676,800 and $24,360,619, respectively. As of September 30, 2020 and December 31, 2019, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2020 and 2019, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Share Data:
Net asset value, beginning of period	$8.77	$11.00	$6.93	$3.64
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.05)	(0.05)	(0.14)	(0.11)
Net realized and unrealized gain (loss)	1.51	(2.88)	3.44	4.54
Net increase (decrease) in net assets resulting from operations	1.46	(2.93)	3.30	4.43
Net asset value, end of period	$10.23	$8.07	$10.23	$8.07
Total return	87.94%	-70.18%	71.43%	195.95%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.00%	-2.00%
Expenses	-2.00%	-2.00%	-2.00%	-2.00%

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

10. Subsequent Events

As of the close of business on November 2, 2020 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $13,676.00 per Bitcoin.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoins held by the Trust, less the Trust’s expenses and other liabilities, but have instead traded at a substantial premium over such value. The Trust is not managed like a business corporation or an active investment vehicle.

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

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Digital Asset Exchanges that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2020 and 2019

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized and unrealized gain (loss) on investment in Bitcoin	$582,442	$(708,082)	$1,128,266	$979,077
Net increase (decrease) in net assets resulting from operations	$560,362	$(720,450)	$1,079,589	$954,716
Net assets	$4,816,619	$1,976,897	$4,816,619	$1,976,897

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2020 was $582,442 which includes a realized gain of $10,694 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $571,748. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $9,134.09 per Bitcoin as of June 30, 2020 to $10,708.57 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $560,362 for the three months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $22,080. Net assets increased to $4,816,619 at September 30, 2020, a 36% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 65,143 Bitcoin with a value of $723,892 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,075 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Bitcoin for the three months ended September 30, 2019 was ($708,082) which includes a realized gain of $9,451 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($717,533). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $11,237.68 per Bitcoin as of June 30, 2019 to $8,283.71 per Bitcoin as of September 30, 2019. Net decrease in net assets resulting from operations was ($720,450) for the three months ended September 30, 2019, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $12,368. Net assets decreased to $1,976,897 at September 30, 2019, a 22% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the withdrawal of approximately 1,196 Bitcoin to pay the foregoing Sponsor’s Fee, partially offset by the contribution of 14,418 Bitcoin with a value of $164,068 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2020 was $1,128,266, which includes a realized gain of $24,275 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $1,103,991. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $10,708.57 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $1,079,589 for the nine months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $48,677. Net assets increased to $4,816,619 at September 30, 2020, a 158% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 193,802 Bitcoin with a value of $1,870,812 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 5,203 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2019 was $979,077, which includes a realized gain of $17,006 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $962,071. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $8,283.71 per Bitcoin as of September 30, 2019. Net increase in net assets resulting from operations was $954,716 for the nine months ended September 30, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $24,361. Net assets increased to $1,976,897 at September 30, 2019, a 163% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 37,714 Bitcoin with a value of $270,559 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,342 Bitcoin to pay the foregoing Sponsor's Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Bitcoins:
Opening balance	386,723	225,427	261,192	204,277
Creations	65,143	14,418	193,802	37,714
Sponsor's Fee, related party	(2,075)	(1,196)	(5,203)	(3,342)
Closing balance	449,791	238,649	449,791	238,649
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	449,791	238,649	449,791	238,649
Number of Shares:
Opening balance	402,941,400	230,217,300	269,445,300	206,559,100
Creations	68,081,300	14,734,200	201,577,400	38,392,400
Closing balance	471,022,700	244,951,500	471,022,700	244,951,500

	As of September 30,
	2020	2019
Price of Bitcoin on principal market (1)	$10,708.57	$8,283.71
NAV per Share (2)	$10.23	$8.07
Index Price	$10,748.51	$8,065.08
Digital Asset Holdings per Share (3)	$10.26	$7.86

(1)	The Trust performed an assessment of the principal market at September 30, 2020 and 2019, and identified the principal market as Coinbase Pro.
(2)

As of September 30, 2020 and 2019 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2020 were Coinbase Pro, LMAX Digital, Kraken and Bitstamp. As of September 30, 2019, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bittrex, Kraken, Bitstamp, and itBit.

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

As of September 30, 2020, the Trust had a net closing balance with a value of $4,834,583,325, based on the Index Price (non-GAAP methodology). As of September 30, 2020, the Trust had a total market value of $4,816,618,672, based on the principal market (Coinbase Pro).

As of September 30, 2019, the Trust had a net closing balance with a total value of $1,924,721,610, based on the Index Price (non-GAAP methodology). As of September 30, 2019, the Trust had a total market value of $1,976,897,396, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to September 30, 2020.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2020. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $18,756.45, with the straight average being $3,865.55 through September 30, 2020. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended September 30, 2016	$469.23	$749.85	6/20/2016	$237.51	10/1/2015	$605.59	$605.59
Twelve months ended September 30, 2017	$1,784.44	$4,793.03	9/1/2017	$605.59	10/1/2016	$4,136.77	$4,136.77
Twelve months ended September 30, 2018	$8,537.84	$18,756.45	12/18/2017	$4,136.77	10/1/2017	$6,586.74	$6,664.78
Twelve months ended September 30, 2019	$6,613.53	$12,681.53	7/10/2019	$3,228.07	12/14/2018	$8,065.08	$8,065.08
Twelve months ended September 30, 2020	$8,874.05	$12,147.33	8/18/2020	$5,050.07	3/16/2020	$10,748.51	$10,748.51
September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2020	$3,865.55	$18,756.45	12/18/2017	$117.03	10/3/2013	$10,748.51	$10,748.51

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2020. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $19,433.21, with the straight average being $3,880.33.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended September 30, 2016	$470.09	$769.07	6/18/2016	$237.68	10/2/2015	$604.84	$604.84
Twelve months ended September 30, 2017	$1,792.56	$4,871.83	9/1/2017	$607.73	10/4/2016	$4,332.53	$4,168.33
Twelve months ended September 30, 2018	$8,601.17	$19,433.21	12/16/2017	$4,208.00	10/4/2017	$6,588.01	$6,675.09
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2020	$3,880.33	$19,433.21	12/16/2017	$110.83	10/2/2013	$10,708.57	$10,708.57

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

GBTC Premium: GBTC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

GBTC Premium: GBTC Share Price vs. Digital Asset Holdings per Share (%)

Update to “Certain U.S. Federal Income Tax Consequences” Disclosure in Form 10-K

The section entitled “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the year ended December 31, 2019 is supplemented by adding at the end thereof:

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail a significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including BTC, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak, increased significantly again in the second quarter of 2020 and continued to increase in the third quarter of 2020. In connection with the volatility in the broader market, the price for the Shares as reported by OTCQX has experienced volatility with prices ranging from $5.54 per share to $14.75 per share over the 9-month period ending September 30, 2020. There can be no assurance that the recovery of the price of the Shares in the third quarter or the broader recovery in digital asset markets will continue. In particular, any second wave of the COVID-19 pandemic regionally or nationally could have a negative impact on the broader market and the price of the Shares. In addition, governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of BTC and the price of the Shares.

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

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into an agreement with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Bitcoins required for Creation Baskets with the Sponsor and (iii) owns an Authorized Participant Self-Administered Account.

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

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Agreement”— The Custodial Services Agreement by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodian’s services that (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin on the Trust’s behalf and (ii) allow the Trust and the Sponsor to withdraw Bitcoin from the Trust’s Bitcoin Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian. provided by the Custodian as a fiduciary with respect to the Trust’s assets.

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

“Distribution and Marketing Agreement”— The agreement among the Sponsor and Genesis, or any other person from time to time, who is engaged by the Sponsor to assist in the distribution or marketing services of the Shares, which sets forth the obligations and responsibilities of such persons.

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

“Index Provider”—TradeBlock, Inc., a Delaware corporation that publishes the Index

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”— Any investor that has entered into an agreement with an Authorized Participant pursuant to which the Investor can subscribe for Shares, pursuant to which such Authorized Participant will act as agent for the investor.

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

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”— The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the fee payable to Genesis or any other person from time to time engaged to provide marketing services or related services to the Trust pursuant to authority delegated by the Sponsor for services it provides to the Trust, (ii) the Administrator Fee, (iii) the fee payable to the Custodian for services it provides to the Trust, (iv) the fee payable to the Transfer Agent for services it provides to the Trust, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

“Trust”— Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

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

Date: November 6, 2020

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.