Form 10-K
period 2020-12-31
Grayscale Bitcoin Trust (BTC)
filed 2021-03-05
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56121

Grayscale® Bitcoin Trust (BTC)

SPONSORED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-7019388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Grayscale Bitcoin Trust (BTC) Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the OTC Markets, Inc. on that date: $3,751,120,820.

Number of shares of the registrant’s common stock outstanding as of February 26, 2021: 692,314,200.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

A glossary of industry and other defined terms is included in this Annual report, beginning on page 81.

ii

iii

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

Grayscale Investments, LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for Bitcoins. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of Bitcoins required to create a Basket of Shares, multiplied by the “Index Price,” which is the volume-weighted index price of a Bitcoin in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time derived from the selected Digital Asset Exchanges that are reflected in the TradeBlock XBX Index (the “Index”) on such trade date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

Trust Objective and Key Operating Metrics

The investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but have instead traded at a premium over such value, which at times has been substantial. Recently, there have also been limited instances where the Shares have traded at a discount.

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, Bitcoin price volatility, trading volumes on, or closures of, exchanges where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global exchange market for trading Bitcoin. As a result, the

Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from May 5, 2015 to December 31, 2020, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% and the average premium was 37%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has only been quoted at a discount on October 28, 2015. The discount on that day was 0.1%. As of December 31, 2020, the Trust’s Shares were quoted on OTCQX at a premium of 17% to the Trust’s Digital Asset Holdings per Share.

While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. A substantial direct investment in Bitcoin may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the Bitcoin and may involve the payment of substantial fees to acquire such Bitcoin from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the Bitcoin held by the Trust, it is important to understand the investment attributes of, and the market for, Bitcoin.

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell the Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months.

The Trust’s Bitcoins are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of Bitcoins based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of Bitcoin and Determination of the Trust’s Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result of these factors in addition to the holding period under Rule 144, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The value of the Shares relates directly to the value of Bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors,” “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of December 31, 2020, each Share represented approximately 0.0010 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoins are dealt with by the Sponsor and Custodian, and the related expenses are built into the price of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•

Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bitcoins by using the Shares instead of directly purchasing and holding Bitcoins, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of Bitcoins.

•

Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on https://grayscale.co/bitcoin-trust/#market-performance.

•

Minimal Credit Risk. The Shares represent an interest in actual Bitcoins owned by the Trust. The Trust’s Bitcoins are not subject to borrowing arrangements with third parties or to counterparty or credit risks. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Bitcoin futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.

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

•

Enhanced Security. Transfers from the Trust’s Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Bitcoins. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Bitcoins.

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

Incidental Rights and IR Virtual Currency

From time to time, the Trust may come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of Bitcoins, generally through a fork in the Bitcoin Blockchain, an airdrop offered to holders of Bitcoins or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of Bitcoins.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings, the Digital Asset Holdings per Share, the NAV and the NAV per Share.

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

On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian, respectively, on behalf of the Trust, a notice (each a “Prospective Abandonment Notice,” and collectively, the “Prospective Abandonment Notices”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Rights and IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain an Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, an Incidental Rights and/or IR Virtual Currency.

In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Rights and/or IR Virtual Currency, the Trust takes into consideration a number of factors, including:

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin Network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a Blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets that trade Bitcoin or in individual end-user-to-end-user transactions under a barter system.

The Bitcoin Network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Bitcoin. Rather, Bitcoin is created and allocated by the Bitcoin Network protocol through a “mining” process. The value of Bitcoin is determined by the supply of and demand for Bitcoin on the Digital Asset Markets or in private end-user-to-end-user transactions.

New Bitcoin are created and rewarded to the miners of a block in the Blockchain for verifying transactions. The Blockchain is effectively a decentralized database that includes all blocks that have been mined by miners and it is updated to include new blocks as they are solved. Each Bitcoin transaction is broadcast to the Bitcoin Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding Bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin Network. For further details, see “—Creation of New Bitcoin” below.

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

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Exchange. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.

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

The Bitcoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 10 minutes, on average, a new block is added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 6.25 Bitcoin. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

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

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block and this is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2024. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of December 31, 2020, approximately 18.6 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

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

Bitcoin Value

Digital Asset Exchange Valuation

The value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions. The most common means of determining the value of a Bitcoin is by surveying one or more Digital Asset Exchanges where Bitcoin is traded publicly and transparently (e.g., Bitstamp, Coinbase, Kraken and LMAX Digital). Additionally, there are over-the-counter dealers or market makers that transact in Bitcoin.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro. Over-the-counter dealers or market makers do not typically disclose their trade data.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoins. These exchanges include established exchanges such as exchanges included in the Index which provide a number of options for buying and selling Bitcoins. The below table reflects the trading volume in Bitcoins and market share of the BTC-U.S. dollar trading pair of each of the Digital Asset Exchanges included in the Index as of December 31, 2020 using data reported by the Index Provider:

Digital Asset Exchanges included in the Index as of December 31, 2020 (1)	Volume (BTC)	Market Share (2)
Coinbase Pro	25,031,227	18.52%
Bitstamp	20,235,738	14.97%
Kraken	9,096,303	6.73%
LMAX Digital	3,267,645	2.42%
Total BTC-U.S. Dollar trading pair	57,630,913	42.64%

(1)

On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index. On January 19, 2020, the Index Provider removed Bittrex and added LMAX Digital as part of its scheduled quarterly review. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review.

(2)

Market share is calculated using trading volume data (in Bitcoins) provided by the Index Provider for certain Digital Asset Exchanges, including Coinbase Pro, Bitstamp, Kraken, and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that are not currently included in the Index, including Binance.US (data included from April 1, 2020), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018), ErisX (data included from October 1, 2020), Gemini, itBit, LakeBTC (data included from May 1, 2015 to June 1, 2018 and from January 27, 2019), HitBTC (data included from April 1, 2019 to March 31, 2020) and OKCoin.

The domicile, regulation and legal compliance of the Digital Asset Exchanges included in the Index varies. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2020, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 14.21% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price was 14.14%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.18%. The timeframe chosen reflects the longest continuous period during which the Digital Asset Exchanges that are currently included in the Index have been constituents. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of Bitcoin. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the Bitcoin reference rate, (2) provide a real-time, volume-weighted fair value of Bitcoin and (3) appropriately handle and adjust for non-market related events.

Constituent Exchange Selection

The Index is designed to have limited exposure to interruption of individual Digital Asset Exchanges by collecting transaction data from top Digital Asset Exchanges in real-time and evaluating pricing data on a per-second basis. The Digital Asset Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Digital Asset Exchange included in the Index (a “Constituent Exchange”), it must satisfy the criteria listed below (the “Inclusion Criteria”):

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

A Digital Asset Exchange is removed from the Index when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms in the Index. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Bitcoin derivative markets are also not currently included as the markets remain relatively thin. The Index Provider will consider IOSCO principles for financial benchmarks and the management of trading venues of Bitcoin derivatives when considering inclusion of over-the-counter or derivative platform data in the future.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. The Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes. Although the Index methodology is designed to operate without any human interference, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Weighting & Adjustments

The Index applies an algorithm to the 24-hour volume-weighted average price of Bitcoin on the Constituent Exchanges calculated on a per second basis. The Index’s algorithm reflects a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

•

Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.

•

Price-Variance Weighting: The Index reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Exchanges. As the price at a Constituent Exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Index consequently decreases.

•

Inactivity Adjustment. The Index algorithm penalizes stale activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Index is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.

•

Manipulation Resistance. In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Exchanges that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which the Index is calculated based on its periodic review or in extreme circumstances. The Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

The Sponsor believes the Index Provider’s selection process for Constituent Exchanges as well as the methodology of the Index’s algorithm provides a more accurate picture of Bitcoin price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of Bitcoin prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Bitcoin spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

The Trust values its Bitcoin for operational purposes by reference to the Index Price. The Index Price is the value of a Bitcoin as represented by the Index, calculated at 4:00 p.m., New York time, on each business day. The Index Provider develops, calculates and publishes the Index on a continuous basis using the volume-weighted price at the Digital Asset Benchmark Exchanges, as selected by the Index Provider.

Determining the Digital Asset Reference Rate

The Sponsor will use the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.

Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Index Price.

2.

Index Price = The volume-weighted average Bitcoin price for the immediately preceding 24-hour period at 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is reasonably reliable, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from the major Digital Asset Exchanges (the “Source”). Subject to the next sentence, if the Source becomes unavailable (e.g., data sources from the Source for Bitcoin prices become unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that the Source does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Source in an attempt to obtain the relevant data. If after such contact the Source remains unavailable after such contact or the Sponsor continues to believe in good faith that the Source does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Index Price.

3.

Index Price = The volume-weighted average price as calculated by dividing the sum of the total volume of Bitcoin transactions in U.S. dollar by the total volume of transactions in Bitcoin, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date as published by a third party’s public data feed that is reasonably reliable, subject to the requirement that such data is calculated based upon a volume-weighted price obtained from the major Digital Asset Exchanges (the “Second Source”). Subject to the next sentence, if the Second Source becomes unavailable (e.g., data sources from the Second Source become unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that the Second Source does not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Second Source in an attempt to obtain the relevant data. If after such contact the Second Source remains unavailable after such contact or the Sponsor continues to believe in good faith that the Second Source does not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Index Price.

4.

Index Price = The volume-weighted average price as calculated by dividing the sum of the total volume of Bitcoin transactions in U.S. dollar by the total volume of transactions in Bitcoin, in each case for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on the trade date on the Digital Asset Benchmark Exchanges that represent at least 25% of the aggregate trading volume of the Digital Asset Exchange Market during the last 30 consecutive calendar days and that to the knowledge of the Sponsor are in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures (collectively, “Digital Asset Benchmark Exchanges”). If there are fewer than three individual Digital Asset Benchmark Exchanges each of which represent at least 25% of the aggregate trading volume on the Digital Asset Exchange Market during the last 30 consecutive calendar days, then the Digital Asset Benchmark Exchanges that will serve as the basis for the Index Price calculation will be those Digital Asset Benchmark Exchanges that meet the above-described requirements, as well as one or more additional Digital Asset Exchanges, as selected by the Sponsor, that has had a monthly trading volume of at least 50,000 Bitcoin during the last 30 consecutive calendar days.

The Sponsor will review the composition of the exchanges that comprise the Digital Asset Benchmark Exchanges at the beginning of each month in order to ensure the accuracy of such composition.

Subject to the next sentence, if one or more of the Digital Asset Benchmark Exchanges become unavailable (e.g., data sources from the Digital Asset Benchmark Exchanges of Bitcoin prices becomes unavailable, unwieldy or otherwise impractical for use) or if the Sponsor determines in good faith that one or more Digital Asset Benchmark Exchanges do not reflect an accurate Bitcoin price, then the Sponsor will, on a best efforts basis, contact the Digital Asset Benchmark Exchange that is experiencing the service outages in an attempt to obtain the relevant data. If after such contact one or more of the Digital Asset Benchmark Exchanges remain unavailable after such contact or the Sponsor continues to believe in good faith that one or more Digital Asset Benchmark Exchanges do not reflect an accurate Bitcoin price, then the Sponsor will employ the next rule to determine the Index Price.

5.	Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

In the event of a fork, the Index Provider may calculate the Index Price based on a virtual currency that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

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

Market Participants

Miners

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to solve blocks. When a pool mines a new block, the pool operator receives the Bitcoin and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to mine such block. Mining pools provide participants with access to smaller, but steadier and more frequent, Bitcoin payouts. See “—Creation of New Bitcoin” above.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Bitstamp, Coinbase Pro, Kraken and LMAX Digital are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

More than 8,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry.

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

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings may be classified as securities and that both those digital assets and initial coin offerings may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. Secretary Mnuchin has indicated that the U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2020. As of the date of this Annual Report, no such requirements have been released. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions may alter the nature of the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-preserving digital assets like Zcash and Monero in criminal activity on the internet and in May 2018 it was reported that Japan’s Financial Service Agency has been pressuring Japanese digital asset exchanges to delist privacy-preserving digital assets. Although no regulatory action has been taken to treat Zcash, Monero, or other privacy-preserving digital assets differently, this may change in the future.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, on March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. The Chinese and South Korean governments have also banned initial coin offerings and there are reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. Further, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin.

In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of the date of this Annual Report, the FCA has not yet finalized its proposed ruling. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions may affect the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Bitcoins are held by the Custodian on behalf of the Trust. The Trust’s Bitcoins will be transferred out of the Digital Asset Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not registered as an investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not hold or trade in commodity futures contracts or other derivative contracts regulated by the CEA, as administered by the CFTC. The Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust.

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the number of Bitcoins represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the number of whole and fractional Bitcoins represented by each Basket being created, the number of which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoins, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

Each Share represented approximately 0.0010 of one Bitcoin as of December 31, 2020. Each Share in the initial Baskets represented approximately one-tenth (0.1) of a Bitcoin. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of Bitcoins required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Bitcoins to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, https://grayscale.co/bitcoin-trust/#market-performance, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of Bitcoin and Determination of the Trust’s Digital Asset Holdings.”

The Trust’s assets consist solely of Bitcoins, Incidental Rights, IR Virtual Currency, proceeds from the sale of Bitcoins, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of Bitcoin by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of Bitcoins. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings or the Digital Asset Holdings per Share.

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of December 31, 2020, the constituent Digital Asset Exchanges of the Index were Coinbase Pro, Bitstamp, Kraken and LMAX Digital. Effective February 17, 2017, OKCoin was removed from the Index due to a suspension in withdrawals. Bitfinex was also previously included in the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index. On January 19, 2020, as part of a scheduled quarterly review, the Index Provider delisted the Bittrex constituent and added the LMAX Digital constituent. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, Digital Currency Group, Inc., the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Digital Asset Holdings and the Digital Asset Holdings per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s Bitcoin as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Bitcoin, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Bitcoin Network after which there is a dispute as to which network resulting from the fork is the Bitcoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

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

Distribution and Marketing Agreement

The Sponsor has entered into a Distribution and Marketing Agreement with Genesis Global Trading, Inc. (“Genesis”), a related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.co/bitcoin-trust, executing the marketing plan for the Trust and providing strategic and tactical research on the Digital Asset Markets.

Index License Agreement

The Index Provider and the Sponsor have entered into an index license agreement (the “Index License Agreement”) governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant. A list of the current Authorized Participants can be obtained from the Sponsor. As of the date of this Annual Report, Genesis is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

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

Under the Custodian Agreement, the Custodian controls and secures the Trust’s “Digital Asset Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins, on the Trust’s behalf. The Custodian’s services (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw Bitcoins from the Trust’s Digital Asset Account to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Digital Asset Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian will withdraw from the Trust’s Digital Asset Account the number of Bitcoins necessary to pay the Trust’s expenses.

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

The Custodian and its affiliates may from time to time purchase or sell Bitcoins for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Bitcoin in the Digital Asset Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

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

Custody of the Trust’s Bitcoins

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

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

The Digital Asset Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodian Agreement. Transfers from the Digital Asset Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Bitcoins to the Digital Asset Account will be available to the Trust once processed on the Blockchain.

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

The Distributor and Marketer

Genesis Global Trading, Inc., a Delaware corporation, is the distributor and marketer of the Shares. Genesis is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Genesis assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, http://grayscale.co/bitcoin-trust; executing the marketing plan for the Trust; and providing strategic and tactical research to the Trust on the Digital Asset Markets. Genesis and the Sponsor are affiliates of one another.

The Sponsor has entered into a Distribution and Marketing Agreement with Genesis. The Sponsor may engage additional or successor distributors and marketers in the future.

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

The Sponsor currently expects to cause the Trust to appoint Grayscale Investments, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate any distribution of Incidental Rights and/or IR Virtual Currency to shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2020, each Share represented approximately 0.0010 of one Bitcoin. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations for a variety of reasons, including in connection forks, airdrops and other similar occurrences.

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

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share.”

Transfer Restrictions

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

Pursuant to Rule 144, a minimum six-month holding period applies to all Shares purchased from the Trust.

On a bi-weekly basis, the Trust aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Trust to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX U.S. Premier marketplace. The outside counsel requires that certain representations be made, providing that:

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

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional Bitcoins represented by each Basket being created, which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. As of December 31, 2020, each Share represented approximately 0.0010 of one Bitcoin.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a Bitcoin wallet address that is recognized by the Custodian as belonging to the Authorized Participant. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in Bitcoins, to the Authorized Participant.

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

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount.

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

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of Bitcoins will be borne solely by the Authorized Participant until such Bitcoin have been received by the Trust.

Following receipt of the Total Basket Amount by the Custodian, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer the Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

In particular, upon the Trust’s receipt of any Incidental Rights and/or IR Virtual Currency in connection with a fork, airdrop or similar event, the Sponsor will suspend creations until it is able to cause the Trust to sell or distribute such Incidental Rights and/or IR Virtual Currency.

None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of Bitcoin and Determination of Digital Asset Holdings

The Sponsor will evaluate the Bitcoins held by the Trust and determine the Digital Asset Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Bitcoins and the Digital Asset Holdings calculations.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Bitcoins held by the Trust and calculate and publish the Digital Asset Holdings of the Trust. To calculate the Digital Asset Holdings, the Sponsor will:

1.	Determine the Index Price as of such business day.
2.

Multiply the Index Price by the Trust’s aggregate number of Bitcoins owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate number of Bitcoins payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.

3.

Add the U.S. dollar value of Bitcoins, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.

4.	Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.

Subtract the U.S. dollar value of the Bitcoins, calculated using the Index Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price (the amount derived from steps 1 through 5 above, the “Digital Asset Holdings Fee Basis Amount”).

6.	Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the Digital Asset Holdings Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s Bitcoins, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Bitcoin Industry Market—Bitcoin Value—The Index and the Index Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the Digital Asset Holdings, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the Digital Asset Holdings or the Digital Asset Holdings per Share.

The Sponsor will publish the Index Price, the Trust’s Digital Asset Holdings and the Digital Asset Holdings per Share on the Trust’s website as soon as practicable after its determination. If the Digital Asset Holdings and Digital Asset Holdings per Share have been calculated using a price per Bitcoin other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per Bitcoin resulting from such calculation.

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

Expenses; Sales of Bitcoins

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.0% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into Bitcoins by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in Bitcoins to the Sponsor monthly in arrears.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust.

The Sponsor’s Fee will generally be paid in Bitcoins. However, if the Trust holds any Incidental Rights and/or IR Virtual Currency at any time, the Trust may also pay the Sponsor’s Fee, in whole or in part, with such Incidental Rights and/or IR Virtual Currency by entering into an agreement with the Sponsor and transferring such Incidental Rights and/or IR Virtual Currency to the Sponsor at a value to be determined pursuant to such agreement. However, the Trust may use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee only if such agreement and transfer do not otherwise conflict with the terms of the Trust Agreement. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.” If the Trust pays the Sponsor’s Fee in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of the relevant digital asset that would otherwise have been used to satisfy such payment will be correspondingly reduced.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoins, Incidental Rights and/or IR Virtual Currency. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.” If the Trust pays Additional Trust Expenses in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of Bitcoin that would otherwise have been used to satisfy such payment will be correspondingly reduced. See “—Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency” for further information on sales or other dispositions of Bitcoins, Incidental Rights and/or IR Virtual Currency. Although the Sponsor cannot definitively state the frequency or magnitude of Additional Trust Expenses, the Sponsor expects that they may occur infrequently.

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

Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the number of Bitcoins, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of Bitcoins,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such Bitcoins, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account Bitcoins, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such Bitcoins, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such Bitcoins, Incidental Rights and/or IR Virtual Currency in kind, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in Bitcoin. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of Bitcoins, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the number of Bitcoins held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in Bitcoins or the sale of Bitcoins to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting Bitcoins into U.S. dollars), the number of Bitcoins represented by a Share will decline at such time and the Trust’s Digital Asset Holdings may also decrease. Similarly, the number (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New Bitcoins deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

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

	Year
	1	2	3
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00
Sponsor’s Fee	2.00%	2.00%	2.00%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
Bitcoins in Trust, beginning	10,000.00	9,800.00	9,604.00
Hypothetical value of Bitcoins in Trust	$1,000,000.00	$980,000.00	$960,400.00
Beginning Digital Asset Holdings of the Trust	$1,000,000.00	$980,000.00	$960,400.00
Bitcoins to be delivered to cover the Sponsor’s Fee	200	196.00	192.08
Bitcoins in Trust, ending	9,800.00	9,604.00	9,411.92
Ending Digital Asset Holdings of the Trust	$980,000.00	$960,400.00	$941,192.00
Ending Digital Asset Holdings per share	$9.80	$9.60	$9.41
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00

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

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

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

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and Digital Currency Group, Inc. as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor Digital Currency Group, Inc. will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, Digital Currency Group, Inc. will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of Digital Currency Group, Inc. and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

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

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•	a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its Bitcoins or seizes, impounds or otherwise restricts access to Trust assets;
•	any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Index Price;

•	any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert Bitcoins to U.S. dollars; or
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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if the digital asset held by such Trust were asserted, or ultimately determined, to be a security under the federal securities laws by the SEC or a federal court.

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

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s Bitcoin as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentage of percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware. Each Participant Agreement is also governed by the laws of the State of Delaware.

Description of the Custodian Agreement

The Custodian Agreement establishes the rights and responsibilities of the Custodian, Sponsor, Trust and Authorized Participants with respect to the Trust’s Bitcoin in the Digital Asset Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian.”

Account; Location of Bitcoins

The Trust’s Digital Asset Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin, on the Trust’s behalf. Private key shards associated with the Trust’s Bitcoin are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s Bitcoin, including to a different state. The Digital Asset Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

Bitcoin in the Digital Asset Account are not treated as general assets of the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

Safekeeping of Bitcoins

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. All Bitcoin credited to the Digital Asset Account will (i) be held in the Digital Asset Account at all times, and the Digital Asset Account will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held in the Digital Asset Account on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet; and (vi) for any Digital Asset Account maintained by the Custodian on behalf of the Trust, the Custodian will use best efforts to keep the private key or keys secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of best efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the Bitcoin “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

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

Deposits, Withdrawals and Storage; Access to the Digital Asset Account

The Custodial Services (i) allow Bitcoin to be deposited from a public blockchain address to the Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw Bitcoin from the Digital Asset Account to a public blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Bitcoins from the Digital Asset Account, the Custodian will have up to forty-eight (48) hours to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Subject to certain exceptions in the Custodian Agreement, the Trust, the Sponsor and their authorized representatives will be able to access the Digital Asset Account via the Custodian’s website 99.9% of the time (excluding scheduled maintenance) in order to check information about the Digital Asset Account, deposit Bitcoin to the Digital Asset Account or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of Bitcoin or the availability and/or accessibility of the Digital Asset Account or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset accounts owned by any Authorized Participant, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a Bitcoin address for deposits by Authorized Participants, and to initiate withdrawals to Bitcoin addresses controlled by Authorized Participants.

The Custodian Agreement further provides that the Trust’s and the Sponsor’s auditors or third-party accountants upon reasonable notice, have inspection rights to visit and inspect the Digital Asset Account. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

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

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any Bitcoin to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw Bitcoin from the Digital Asset Account according to the Custodian Agreement or as a result of the Custodian’s errors in executing a transaction on behalf of the Trust), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost Bitcoin.

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the Bitcoin on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. The Custodian or Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

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

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Digital Asset Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital currency (i)  is “property,” (ii) is not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital currencies, including the price of Bitcoin in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital currency that are not within the scope of the Notice.

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

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

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

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. These drawdowns notwithstanding, digital asset prices, including Bitcoin, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the course of the remainder of 2020. The Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Bitcoin.

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the nascency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Digital asset networks and the software used to operate them are in the early stages of development. Given the nascency of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.

•

The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.

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

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Bitcoin.

The Bitcoin Network was first launched in 2009 and Bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Bitcoins have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Digital Asset Exchanges, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

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

•

Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Bitcoin Network, and exchanges or businesses that facilitate transactions in Bitcoin may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

•

Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin Network.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC indicate that the SEC does not consider Bitcoin or Ethereum to be securities, at least currently, and the SEC staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Such an enforcement action by the SEC or a state securities regulator, or a similar court decision, with respect to Bitcoin would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

For example, in 2020 the SEC filed a complaint against the promoters of XRP alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. In addition, major digital asset trading platforms announced that they would delist XRP from their platforms. In addition, major digital asset trading platforms announced that they would delist XRP from their platforms. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if Bitcoin is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. As a result, if the SEC or a federal court were to determine that Bitcoin is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself would be terminated and, if practical, its assets liquidated.

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

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As of December 31, 2020, the Bitcoin Network could handle approximately three to seven transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2020. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2018, Bitcoin transaction fees have increased from $26.27 per Bitcoin transaction, on average, to a high of $32.52 per transaction, on average, on January 5, 2018. As of December 31, 2020, Bitcoin transaction fees stood at $9.51 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

As of December 31, 2020, the largest 100 Bitcoin wallets held approximately 14% of the Bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

•

A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Bitcoin Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

•

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Bitcoin Blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin Network, the cost of using Bitcoin may increase and the marketplace may be reluctant to accept Bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin Network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin Network, the value of Bitcoin and the value of the Shares.

•

To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

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

Risk Factors Related to the Digital Asset Markets

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

The value of the Shares relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

•	An increase in the global Bitcoin supply;
•	Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are unregulated;
•	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;
•	Forks in the Bitcoin Network;
•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset exchange rates;
•	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;
•	Fiat currency withdrawal and deposit policies on Digital Asset Exchanges;
•	The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;
•	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;
•	An active derivatives market for Bitcoin or for digital assets generally;
•

Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the Digital Asset Markets;

•	Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•	Fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;
•	Interruptions in service from or closures or failures of major Digital Asset Exchanges;
•	Decreased confidence in Digital Asset Exchanges due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges;
•	Increased competition from other forms of digital assets or payment services; and
•	The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

In addition, there is no assurance that Bitcoin will maintain its value in the long or intermediate term. In the event that the price of Bitcoin declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of a Bitcoin as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoins has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Index Price more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares.

Digital Asset Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of Bitcoin trading.

For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the U.S. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

In addition, over the past several years, some Digital Asset Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Digital Asset Exchanges could be subject to abrupt failure with consequences for both users of Digital Asset Exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Digital Asset Exchange. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex and the Shares suffered a corresponding decrease in value. In July 2017, the Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. Most recently in May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million.

Negative perception, a lack of stability in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, failure or security breaches may reduce confidence in the Ethereum Network and result in greater volatility in the prices of ETH. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of such a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is an average composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Index Provider. The Digital Asset Exchanges chosen by the Index Provider have also changed over time. For example, effective February 17, 2017, the Index Provider removed OKCoin from the Index due to a suspension in withdrawals. Bitfinex was also previously included on the Index and was removed on May 3, 2017 due to difficulties withdrawing fiat currencies from its Taiwanese banks, and as a result, it stopped accepting incoming wires, leading to volatility in the price of Bitcoin on Bitfinex. In response to removing Bitfinex, the Index Provider added Kraken to the Index on May 3, 2017. On October 20, 2017, the Index Provider removed Kraken from the Index due to inconsistencies in the trade data timestamps. On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index as part of its scheduled quarterly review. On January 19, 2020, the Index Provider removed Bittrex and added LMAX Digital as part of its scheduled quarterly review. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Index, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the period from May 10, 2015 to December 31, 2020, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 14.21% and the average of the maximum differentials of the 4:00 p.m.,

New York time spot price of each Digital Asset Exchange included in the Index and the Index Price was 14.14%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.18%. The timeframe chosen reflects the longest continuous period during which the Digital Asset Exchanges that are currently included in the Index have been constituents. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoins, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Bitcoin on public Digital Asset Exchanges has a very limited history, and during this history, Bitcoin prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, since the beginning of the Trust’s operations, the Index Price ranged from $117.03 to $28,788.57, with the straight average being $4,310.89 through December 31, 2020. In addition, in the twelve months from January 1, 2020 to December 31, 2020, the Index Price ranged from $5,050.07 to $28,788.57. There was specific volatility in the last quarter of 2020 as the Index Price ranged from $10,517.96 to $28,788.57. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of Bitcoin more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Bitcoin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Bitcoin Holdings and Bitcoin Prices.”

Furthermore, because the number of Digital Asset Exchanges is limited, the Index will necessarily be composed of a limited number of Digital Asset Exchanges. If a Digital Asset Exchange were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Exchange from the Index, which could skew the price of Bitcoin as represented by the Index. Trading on a limited number of Digital Asset Exchanges may result in less favorable prices and decreased liquidity of Bitcoin and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring Bitcoin required for the creation of Baskets may increase the market price of Bitcoin on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of Bitcoin may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of Bitcoin that may result from increased purchasing activity of Bitcoin connected with the issuance of Baskets. Consequently, the market price of Bitcoin may decline immediately after Baskets are created. Decreases in the market price of Bitcoin may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the trading price of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2020, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2020, there were over 8,000 alternative digital assets tracked by CoinMarketCap.com, having a total market-capitalization of approximately $766.2 billion (including the approximately $538.3 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect an investment in the Shares.

Investors may invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Index Price, the Digital Asset Holdings, the price of the Shares, the NAV and the NAV per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. On January 18, 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list the Trust on a national security exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. More recently, the Chicago Board Options Exchange (“CBOE”) withdrew a request to list the shares of the VanEck SolidX Bitcoin Trust in September 2019 and the SEC issued disapprovals of NYSE Arca’s requests to list the shares of the Bitwise Bitcoin ETF Trust in October 2019 and the shares of the United States Bitcoin and Treasury Investment Trust in February 2020. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust faces risks related to COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including BTC, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak, increased significantly again in the second quarter of 2020 and continued to increase in the third and fourth quarters of 2020. In connection with the volatility in the broader market, the price for the Shares as reported by OTCQX has experienced volatility with prices ranging from $5.54 per share to $32.90 per share over the year ended December 31, 2020. There can be no assurance that the recovery of the price of the Shares in the fourth quarter or the broader recovery in digital asset markets will continue. In particular, any second wave of the COVID-19 pandemic regionally or nationally could have a negative impact on the broader market and the price of the Shares. In addition, governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of BTC and the price of the Shares.

In addition, the COVID-19 pandemic has disrupted the operations of many businesses. In response to the COVID-19 pandemic, the Sponsor has made certain adjustments to its operations, including moving all of its employees to a remote working situation as of March 31, 2020. While the operations of the Sponsor and the affairs of the Trust have not been materially impacted as of the date hereof, there can be no assurance that further developments with respect to the COVID-19 pandemic will not have such an impact. Moreover, the Trust relies on third party service providers to perform certain functions essential to managing the affairs of the Trust. Any disruptions to the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the affairs of the Trust. The COVID-19 outbreak or a similar pandemic could also cause disruption to Digital Asset Markets, including the closure of Digital Asset Exchanges, which could impact the price of BTC and impact the Index or the Index Provider’s operations, all of which could have a negative impact on the Trust.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share.

Shares purchased in the private placement in sales in private placements are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the price of Bitcoin to keep the price of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over the Digital Asset Holdings per Share.

The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

The Trust’s Digital Asset Holdings per Share will fluctuate with changes in the market value of Bitcoin, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s Digital Asset Holdings per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s Digital Asset Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Exchanges are open, significant changes in the price of Bitcoin on the Digital Asset Exchange Market could result in a difference in performance between the value of Bitcoin as measured by the Index and the most recent Digital Asset Holdings per Share or closing trading price. For example, if the price of Bitcoin on the Digital Asset Exchange Market, and the value of Bitcoin as measured by the Index, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of Bitcoin on the Digital Asset Exchange Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Exchanges (or a substantial number of smaller Digital Asset Exchanges) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases.

Historically, the Shares have traded at a substantial premium over the Digital Asset Holdings per Share. For as long as the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The premium at which the Shares have traded has fluctuated over time. From May 5, 2015 to December 31, 2020, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% and the average premium was 37%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has only been quoted at a discount on October 28, 2015. The discount on that day was 0.1%. As of December 31, 2020, the Trust’s Shares were quoted on OTCQX at a premium of 17% to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in such premium may offset any increase in the Digital Asset Holdings per Share.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Bitcoin and the Digital Asset Exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include the following factors:

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

•

The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

•

Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin Network may increase the potential for Bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

Shares purchased in the private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

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

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Bitcoins held in the Digital Asset Account will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Bitcoins and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Bitcoins may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Bitcoins. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Digital Asset Account, the private keys (and therefore Bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

Bitcoin transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of Bitcoin generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of Bitcoin will regularly be made to or from the Digital Asset Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s Bitcoin could be transferred from the Trust’s Digital Asset Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Digital Asset Exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s Bitcoins through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Bitcoins. The Trust will also be unable to convert or recover its Bitcoins transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s Bitcoins.

The Sponsor could decide to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Bitcoins. Transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

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

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the Bitcoins on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of the Cold Storage Threshold (as defined above) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any Bitcoins to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw Bitcoin from the Digital Asset Account according to the Custodian Agreement), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost Bitcoin.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if the SEC or a federal court were to determine that Bitcoin is a security under the federal securities laws, among other reasons. See “Description of the Trust Documents—The Trustee—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of Bitcoin is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s Bitcoins are sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

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

The Sponsor is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. To the extent that the Digital Asset

Holdings or Digital Asset Holdings per Share are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

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

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Digital Asset Holdings of the Trust and the value of the Shares.

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

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions may affect the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

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

In July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. Secretary Mnuchin has indicated that the U.S. Financial Crimes Enforcement Network is planning to release new requirements relating to digital asset activities in the first half of 2020. As of the date of this Annual Report, no such requirements have been released.

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

Many blockchain startups use digital asset networks, such as the Bitcoin network, to launch their initial coin offerings, also known as ICOs. In July 2017, the SEC determined that tokens issued by The DAO, for instance, were securities under the U.S. securities laws. The SEC reasoned that the unregistered sale of digital asset tokens can, in certain circumstances, including initial coin offerings, be considered illegal public offering of securities. In November 2018, the SEC determined that two other token issuances by companies called CarrierEQ, Inc., (d/b/a Airfox) and Paragon Coin, Inc. were unregistered securities offerings. And in September 2019, the SEC determined that the token issuance of EOS by a company called Block.one, was an unregistered securities offering and ordered Block.one to pay a $24 million civil penalty. The SEC could make a similar determination with respect to digital tokens distributed in other initial coin offerings. If the SEC were to determine that Bitcoin is a security, the Trust and the Sponsor would be subject to additional regulatory and compliance requirements under U.S. federal securities laws, including the Investment Company Act and, with respect to the Sponsor, the Investment Advisers Act. In addition, the SEC’s determination or a market expectation of the SEC’s determination that any digital asset is a security could adversely affect the market price of Bitcoin or digital assets generally and thus the value of the Shares.

Furthermore, a number of foreign jurisdictions have, like the SEC, also recently opined on the sale of digital asset tokens, including through initial coin offerings. For example, China and South Korea have banned initial coin offerings entirely and other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes (“ETNs”) that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to ETNs, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of the date of this Annual Report, the FCA has not yet finalized its proposed ruling. A determination that Bitcoin is a security under U.S. or foreign law could adversely affect the value of the Shares.

Additionally, concerns have been raised about the electricity required to secure and maintain digital asset networks. As of December 31, 2020, in connection with the mining process, over 138 million tera hashing operations are performed every second, non-stop on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the digital asset network’s total energy consumption, including the costs of cooling the machines that perform these calculations. Due to these concerns around energy consumption, particularly as such concerns relate to public utilities companies, various states and cities have implemented, or are considering implementing, moratoriums on digital asset mining in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the

Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under The New York State Department of Financial Services’ BitLicense regulation.

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

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoins are treated for classification and clearing purposes. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. As of the date of this Annual Report, the Sponsor is not aware of any rules that have been proposed to regulate Bitcoins as a commodity interest or a security. Although several U.S. federal district courts have recently held for certain purposes that other digital assets, such as Bitcoin, are currency or a form of money, these rulings are not definitive. In 2019 and the first quarter of 2020, the SEC and U.S. Congress have focused their attention and brought increased scrutiny to these issues. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

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

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Bitcoin in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

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

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of Bitcoin in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

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

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holders in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holders would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

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
•

Affiliates of the Sponsor have substantial direct investments in Bitcoin that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the price of the Shares;

•	There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•	Several employees of the Sponsor and the Sponsor’s parent company, Digital Currency Group, Inc., are FINRA-registered representatives who maintain their licenses through Genesis;
•

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity;

•

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Bitcoin Network, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin Network could be adverse to positions that would most benefit the Trust;

•

Digital Currency Group, Inc. has been vocal in the past about its support for digital assets other than Bitcoin. Any investments in, or public positions taken on, digital assets other than Bitcoin by Digital Currency Group, Inc. could have an adverse impact on the price of Bitcoin;

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•	The Sponsor and Genesis, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, Digital Currency Group, Inc.;
•

While the Index does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and

•

The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, which agent may be the Sponsor or an affiliate of the Sponsor.

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

The Index Provider, which calculates the Index Price, is an affiliate of the Sponsor and the Trust.

On December 31, 2020, CoinDesk, Inc., an affiliate of the Sponsor and a wholly owned subsidiary of Digital Currency Group, Inc., acquired TradeBlock, Inc., the Index Provider. As a result of this acquisition, the Index Provider will become a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of Digital Currency Group, Inc. The Index Provider publishes the Index and the Index Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in Bitcoin. The number of Bitcoin that accrues each day as the Sponsor’s Fee is determined by reference to the Index Price published by the Index Provider. The Index Provider selects the exchanges that are included in the Index and also developed the methodology and algorithm that provide the Index Price based on the exchanges included in the Index. The Index Provider formally re-evaluates the weighting algorithm used by the Index quarterly and may decide to change the way in which the Index is calculated based on this periodic review or in other extreme circumstances.

Under the rules governing the calculation of the Index Price, if the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ an alternative method to determine the Index Price. Because such a determination could reflect negatively upon the Index Provider, lead to a decrease in the Index Provider’s revenue or otherwise adversely affect the

Index Provider, and because of their affiliation, the Index Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor.

In addition, although the Index does not currently include data from over-the-counter markets or derivatives platforms, the Index Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis, which acts as Authorized Participant and distributor and marketer for the Shares. Any impact on the accuracy or perceived accuracy of the Index Price could have a negative impact on the value of the Shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders of Record

As of December 31, 2020, there were approximately 415 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2020, the Registrant has distributed 638,906,600 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 644,072.97742107 Bitcoins. During the year ended December 31, 2020, the Registrant has distributed 369,461,300 Shares; in exchange for these sales, the Trust received an aggregate of 353,645.90363431 Bitcoins. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Genesis with respect to such sales.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

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

	As of December 31,
	2020	2019	2018
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	638,906,600	269,445,300	206,559,100
Number of Shares freely tradable(1)	400,095,116	204,546,060	170,827,797
Number of beneficial holders owning at least 100 Shares(2)	415	145	115
Number of holders of record(2)	415	145	115

(1)

Includes the total number of unrestricted Shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10% of the total Shares outstanding, or anyone who controls, is controlled by or is under common control with such person, or any immediate family members of officers, directors and control persons. Freely tradable Shares inclusive of holders with more than 10% of total Shares outstanding was 400,095,116, 204,546,060 and 170,827,797 for the periods ending December 31, 2020, 2019 and 2018, respectively.

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

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). The Trust or the Authorized Participant does not have access to Digital Asset Exchanges that do not have a BitLicense and has access only to non- Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•

Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and activity of Bitcoin traded on each Digital Asset Market in the trailing twelve months.

•

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

•

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market volume, activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market.

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

Review of Financial Results

Financial Highlights for the Years ended December 31, 2020, 2019 and 2018

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net realized and unrealized gain (loss) on investment in Bitcoin	$11,196,384	$686,551	$(1,957,388)
Net increase (decrease) in net assets resulting from operations	$11,102,880	$651,821	$(1,985,912)
Net assets	$17,716,478	$1,866,218	$751,622

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2020 was $11,196,384 which includes a realized gain of $50,335 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $11,146,049. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $29,185.05 per Bitcoin as of December 31, 2020. Net increase in net assets resulting from operations was $11,102,880 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $93,504. Net assets increased to $17,716,478 at December 31, 2020, an 849% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 353,646 Bitcoin with a value of $4,747,380 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,799 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment for the year ended December 31, 2019 was $686,551, which includes a realized gain of $23,305 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $663,246. Net realized and unrealized gain on investment in Bitcoin for the year was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $7,145.00 per Bitcoin as of December 31, 2019. Net increase in net assets resulting from operations was $651,821 for the year ended December 31, 2019, which consisted of the net realized and unrealized gain on investment, less the Sponsor’s Fee of $34,730. Net assets increased to $1,866,218 at December 31, 2019, a 148% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 61,556 Bitcoin with a value of $462,775 to the Trust in connection with Share creations during the year, partially offset by the withdrawal of approximately 4,641 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Year Ended December 31,
	2020	2019	2018
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	261,192	204,277	175,839
Creations	353,646	61,556	32,281
Sponsor's Fee, related party	(7,799)	(4,641)	(3,843)
Closing balance	607,039	261,192	204,277
Accrued but unpaid Sponsor's Fee, related party	-	-	-
Net closing balance	607,039	261,192	204,277
Number of Shares:
Opening balance	269,445,300	206,559,100	174,283,200
Creations	369,461,300	62,886,200	32,275,900
Closing balance	638,906,600	269,445,300	206,559,100

	December 31,
	2020	2019	2018
Price of Bitcoin on principal market (1)	$29,185.05	$7,145.00	$3,679.42
NAV per Share (2)	$27.73	$6.93	$3.64
Index Price	$28,788.57	$7,200.71	$3,760.46
Digital Asset Holdings per Share (3)	$27.35	$6.98	$3.72

(1)	The Trust performed an assessment of the principal market at December 31, 2020, 2019 and 2018, respectively, and identified the principal market as Coinbase Pro.
(2)

As of December 31, 2020, 2019 and 2018, respectively, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of December 31, 2020 were Coinbase Pro, LMAX Digital, Kraken and Bitstamp. As of December 31, 2019 the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bitstamp, Kraken, Bittrex and itBit. As of December 31, 2018 the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bitstamp and itBit.

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

As of December 31, 2020, the Trust had a net closing balance of 607,039.48515191 Bitcoins with a total value of $17,475,798,711, based on the Index Price of $28,788.57 on December 31, 2020 (non-GAAP methodology). As of December 31, 2020, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $29,185.05 on December 31, 2020 was $17,716,477,727.

As of December 31, 2019, the Trust had a net closing balance of 261,192.14022299 Bitcoins with a total value of $1,880,768,856, based on the Index Price of $7,200.71 on December 31, 2019 (non-GAAP methodology). As of December 31, 2019, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $7,145.00 on December 31, 2019 was $1,866,217,842.

As of December 31, 2018, the Trust had a net closing balance of 204,277.35165345 Bitcoins with a total value of $768,176,810, based on the Index Price of $3,760.46 on December 31, 2018 (non-GAAP methodology). As of December 31, 2018, the Trust had a net closing balance with a total market value of $751,622,174, based on the principal market (Coinbase Pro) of $3,679.42 on December 31, 2018.

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to December 31, 2020. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2020. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $28,788.57, with the straight average being $4,310.89. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended December 31, 2016	$565.26	$969.43	12/29/2016	$371.33	2/3/2016	$954.21	$954.21
Twelve months ended December 31, 2017	$3,942.40	$18,756.45	12/18/2017	$780.71	1/12/2017	$13,340.23	$14,517.67
Twelve months ended December 31, 2018	$7,497.29	$15,736.96	1/5/2018	$3,228.07	12/14/2018	$3,760.46	$3,760.46
Twelve months ended December 31, 2019	$7,319.77	$12,681.53	7/10/2019	$3,365.98	2/7/2019	$7,200.71	$7,200.71
Twelve months ended December 31, 2020	$11,074.72	$28,788.57	12/31/2020	$5,050.07	3/16/2020	$28,788.57	$28,788.57
September 25, 2013 (the inception of the Trust's operations) to December 31, 2020	$4,310.89	$28,788.57	12/31/2020	$117.03	10/3/2013	$28,788.57	$28,788.57

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2020. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $29,185.05, with the straight average being $4,328.79:

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended December 31, 2016	$566.31	$968.08	12/28/2016	$369.18	2/3/2016	$966.02	$959.92
Twelve months ended December 31, 2017	$3,987.48	$19,433.21	12/16/2017	$793.04	1/11/2017	$14,168.54	$14,440.01
Twelve months ended December 31, 2018	$7,517.17	$16,849.50	1/6/2018	$3,164.61	12/14/2018	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
September 25, 2013 (the inception of the Trust's operations) to December 31, 2020	$4,328.79	$29,185.05	12/31/2020	$110.83	10/2/2013	$29,185.05	$29,185.05

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol GBTC since March 26, 2015. The price of the Shares as quoted on OTCQX has varied significantly from the Bitcoins Holdings per Share. From May 5, 2015 to December 31, 2020, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% and the average premium was 37%. Moreover, the closing price of the Shares as, quoted on OTCQX at 4:00 p.m., New York time, on each business day, has only been quoted at a discount on October 28, 2015. The discount on that day was 0.1%.

As of December 31, 2020, the Trust’s shares were quoted on OTCQX at a premium of 17% to the Trust’s Digital Asset Holdings per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share and the Trust’s Digital Asset Holdings per Share for each of the quarters since January 1, 2018.

	High			Low
	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)
2018
First quarter(1)	25.69	16.99	15.87	10.05	6.89	6.80
Second quarter	16.88	9.84	9.67	10.55	5.87	5.89
Third quarter	12.26	8.24	8.23	7.85	6.07	5.89
Fourth quarter	7.88	6.59	6.55	3.84	3.13	3.20
2019
First quarter	4.99	4.08	4.02	3.84	3.31	3.32
Second quarter	17.08	13.56	12.37	4.97	4.07	4.05
Third quarter	16.35	12.25	12.41	9.83	7.75	7.81
Fourth quarter	11.82	9.48	9.30	8.01	6.39	6.56
2020
First quarter	13.48	10.05	10.00	5.54	4.78	4.88
Second quarter	12.30	9.59	9.55	6.50	5.99	6.07
Third quarter	14.75	11.81	11.63	9.31	8.67	8.73
Fourth quarter	32.90	27.73	27.35	10.85	10.04	10.04

(1)	Per Share amounts have been retroactively adjusted for the 91-for-1 Share Split of the Trust’s issued and outstanding Shares completed on January 26, 2018.
(2)

The NAV is calculated using the fair value of Bitcoins based on the price provided by the Digital Asset Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase Pro.

(3)

The Trust’s Digital Asset Holdings are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings are calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics.” On January 15, 2019, the Index Provider added back Kraken and also added Bittrex to the Index. On January 19, 2020, the Index Provider removed Bittrex and added LMAX Digital as part of its scheduled quarterly review. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2020.

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

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Michael Sonnenshein, the principal executive officer of the Sponsor, and Edward McGee, the principal financial officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Barry E. Silbert, Mark Murphy and Mr. Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Silbert, Sonnenshein and McGee.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 44, is the founder the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, the Authorized Participant, as well as CoinDesk.

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

Mark Murphy, Board Member

Mark Murphy, 45, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 34, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business and its $20.2 billion in assets under management. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Sponsor’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Sponsor, Mr. Sonnenshein was a financial advisor at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Edward McGee, Vice President, Finance and Controller

Edward McGee, 37, is the Vice President, Finance of the Sponsor and has served as Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a certified public accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 26, 2021 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc. (1)(2)	11,957,619	1.73%
Directors & Officers of the Sponsor: (3)
Barry E. Silbert (4)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Directors & officers of the Sponsor as a group	*	* %

(1)

Includes 11,951,819 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 5,800 Shares held by Genesis Global Trading Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.

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

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity.

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

The Sponsor and Genesis are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

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

The Authorized Participant

As of the date of this Annual Report, the only Authorized Participant is Genesis, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Genesis, on the one hand, and the Trust and shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Amount).

In addition, Genesis may engage in Bitcoin trading with the Trust’s affiliated entities. For example, when the Sponsor receives the Sponsor’s Fee in Bitcoins, it may sell the Bitcoins through Genesis. For this service, Genesis charges the Sponsor a transaction fee, which is not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell Bitcoins through Genesis from time to time, independent of the Trust. Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Genesis.

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

The Index Provider

Digital Currency Group, Inc. is the indirect parent company of the Index Provider. As a result, the Index Provider is an affiliate of the Sponsor and the Trust and has an incentive to resolve questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor and the Trust.

In addition, Genesis, the only Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Index Provider to operate its Bitcoin trading desk and to facilitate Genesis’s actions as an Authorized Participant. Although the Index Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Index Provider is entitled to use the over-the-counter trading data from Genesis in the Index.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Friedman LLP for the years ended December 31, 2020 and 2019 were:

	Years Ended December 31,
	2020	2019
Audit fees	$202,564	$274,324
Total	$202,564	$274,324

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2020, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.3

Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Registrant on March 20, 2020).

4.4	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement).

4.5	Form of Participant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 20, 2020).

10.1†	Custodian Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*Filed herewith.

†Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation of shares.

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

“Blockchain” or “Bitcoin Blockchain”—The public transaction ledger of the Bitcoin Network on which transactions in Bitcoin are recorded.

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

“Custodial Services”—the Custodian’s services that (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw Bitcoin from the Trust’s Digital Asset Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

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

“Digital Asset Account”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins on the Trust’s behalf.

“Digital Asset Benchmark Exchange”—A Digital Asset Exchange that represents at least 25% of the aggregate U.S. dollar-denominated trading volume of Bitcoin during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Digital Asset Exchange’s applicable jurisdiction. If there are fewer than three such Digital Asset Exchanges, then the Digital Asset Benchmark Exchanges will include such Digital Asset Exchange or Digital Asset Exchanges that meet the above-described requirements, as well as one or more additional Digital Asset Exchanges, selected by the Sponsor, that have had monthly trading volume of at least 50,000 Bitcoins during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Digital Asset Exchange’s applicable jurisdiction.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of Bitcoin and Determination of the Trust’s Digital Asset Holdings.” See also “Key Operating Metrics” for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Bitcoin and Determination of Digital Asset Holdings”.

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

“Index Price”— The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

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

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

“Total Basket Amount”—With respect to any creation order, the applicable Basket Amount multiplied by the number of Baskets being created.

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

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)*

Date: March 5, 2021

*   The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Bitcoin Trust (BTC) (the “Trust”) as of December 31, 2020 and 2019, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Investments in Bitcoin

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in Bitcoin and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in Bitcoin. The risks and rewards to be recognized by the Trust associated with its investment in Bitcoin will be dependent on many factors outside of the Trust’s control. The currently unregulated and immature nature of the Bitcoin market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Bitcoin continuity, as well as valuation and volume volatility all subject Bitcoin to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Bitcoin. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Trust’s auditor since 2015.

East Hanover, New Jersey

March 5, 2021

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
(Amounts in U.S. dollars, except Share amounts)	2020	2019
Assets:
Investment in Bitcoin, at fair value (cost $5,543,304,620 and $839,093,484 as of December 31, 2020 and 2019 respectively)	$17,716,477,727	$1,866,217,842
Total assets	$17,716,477,727	$1,866,217,842
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$17,716,477,727	$1,866,217,842
Net Assets consists of:
Paid-in-capital	$5,608,734,054	$861,353,899
Accumulated net investment loss	(174,339,818)	(80,835,170)
Accumulated net realized gain on investment in Bitcoin	108,910,384	58,574,755
Accumulated net change in unrealized appreciation on investment in Bitcoin	12,173,173,107	1,027,124,358
	$17,716,477,727	$1,866,217,842
Shares issued and outstanding, no par value (unlimited Shares authorized)	638,906,600	269,445,300
Net asset value per Share	$27.73	$6.93

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT

December 31, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	607,039.48515191	$5,543,304,620	$17,716,477,727	100%
Net assets		$5,543,304,620	$17,716,477,727	100%

December 31, 2019
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	261,192.14022299	$839,093,484	$1,866,217,842	100%
Net assets		$839,093,484	$1,866,217,842	100%

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Amounts in U.S. dollars)	2020	2019	2018
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor's Fee, related party	93,504,648	34,730,355	28,524,092
Net investment loss	(93,504,648)	(34,730,355)	(28,524,092)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	50,335,629	23,305,160	22,378,941
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	11,146,048,749	663,245,720	(1,979,766,573)
Net realized and unrealized gain (loss) on investment	11,196,384,378	686,550,880	(1,957,387,632)
Net increase (decrease) in net assets resulting from operations	$11,102,879,730	$651,820,525	$(1,985,911,724)

See accompanying notes to financial statements

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENT OF CHANGES IN NET ASSETS

	Years Ended December 31,
(Amounts in U.S. dollars, except change in Shares outstanding)	2020	2019	2018
Increase (decrease) in net assets from operations:
Net investment loss	$(93,504,648)	$(34,730,355)	$(28,524,092)
Net realized gain on investment in Bitcoin	50,335,629	23,305,160	22,378,941
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	11,146,048,749	663,245,720	(1,979,766,573)
Net increase (decrease) in net assets resulting from operations	11,102,879,730	651,820,525	(1,985,911,724)
Increase in net assets from capital share transactions:
Shares issued	4,747,380,155	462,775,143	246,150,767
Net increase in net assets resulting from capital share transactions	4,747,380,155	462,775,143	246,150,767
Total increase (decrease) in net assets from operations and capital share transactions	15,850,259,885	1,114,595,668	(1,739,760,957)
Net assets:
Beginning of year	1,866,217,842	751,622,174	2,491,383,131
End of year	$17,716,477,727	$1,866,217,842	$751,622,174
Change in Shares outstanding:
Shares outstanding at beginning of year	269,445,300	206,559,100	174,283,200
Shares issued	369,461,300	62,886,200	32,275,900
Net increase in Shares	369,461,300	62,886,200	32,275,900
Shares outstanding at end of year	638,906,600	269,445,300	206,559,100

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment product sponsored or managed by the Sponsor is also an SEC reporting company with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Trust (ETH).

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

Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and activity of Bitcoin traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market volume, activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the analysis, an Exchange Market has been selected as the Trust’s principal market.

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

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Investment in Bitcoin	$17,716,477,727	$—	$17,716,477,727	$—
December 31, 2019
Assets
Investment in Bitcoin	$1,866,217,842	$—	$1,866,217,842	$—

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2020, 2019 and 2018 the Trust held 607,039.48515191, 261,192.14022299 and 204,277.35165345 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $29,185.05, $7,145.00, and $3,679.42 on December 31, 2020, 2019 and 2018 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market. (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Balance at January 1, 2018	175,839.08652196	$2,491,383,131
Bitcoin contributed	32,281.46620657	246,150,767
Bitcoin distributed for Sponsor's Fee, related party	(3,843.20107508)	(28,524,092)
Net change in unrealized depreciation on investment in Bitcoin	-	(1,979,766,573)
Net realized gain on investment in Bitcoin	-	22,378,941
Balance at December 31, 2018	204,277.35165345	$751,622,174
Bitcoin contributed	61,555.82798061	462,775,143
Bitcoin distributed for Sponsor's Fee, related party	(4,641.03941107)	(34,730,355)
Net change in unrealized appreciation on investment in Bitcoin	-	663,245,720
Net realized gain on investment in Bitcoin	-	23,305,160
Balance at December 31, 2019	261,192.14022299	1,866,217,842
Bitcoin contributed	353,645.90363431	4,747,380,155
Bitcoin distributed for Sponsor's Fee, related party	(7,798.55870539)	(93,504,648)
Net change in unrealized appreciation on investment in Bitcoin	-	11,146,048,749
Net realized gain on investment in Bitcoin	-	50,335,629
Balance at December 31, 2020	607,039.48515191	$17,716,477,727

4. Creations and Redemptions of Shares

At December 31, 2020 and 2019, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0010 of one Bitcoin at December 31, 2020 and 2019.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2020, 2019 and 2018 the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2020 or 2019.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale, and TradeBlock, Inc. As of December 31, 2020 and 2019, 14,512,320 and 12,617,869, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2020 and 2019. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2020, 2019 and 2018.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; fees for the Custodian, Key Maintainer, the Backup Maintainers and any other security vendor engaged by the Trust; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the security vendors or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset account Bitcoins, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such Bitcoins, Incidental Rights and/or IR Virtual Currency in kind in satisfaction of such Additional Trust Expenses.

For the years ended December 31, 2020, 2019 and 2018, the Trust incurred Sponsor’s Fees of $93,504,648, $34,730,355 and $28,524,092, respectively. As of December 31, 2020 and 2019, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the year ended December 31, December 31, 2020, 2019 and 2018, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, and competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and events and situations such as the novel coronavirus outbreak.

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

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2020

	Three Months Ended (unaudited)
	Mar-31, 2020	Jun-30, 2020	Sept-30, 2020	Dec-31, 2020	Year Ended December 31, 2020
Expenses
Sponsor's Fee, related party	$11,793,388	$14,803,403	$22,080,009	$44,827,848	$93,504,648
Net investment loss	$(11,793,388)	$(14,803,403)	$(22,080,009)	$(44,827,848)	$(93,504,648)
Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin	6,480,166	7,100,818	10,694,137	26,060,508	50,335,629
Net change in unrealized appreciation on investment in Bitcoin	(278,189,716)	810,432,572	571,748,007	10,042,057,886	11,146,048,749
Net realized and unrealized gain on investment	(271,709,550)	817,533,390	582,442,144	10,068,118,394	11,196,384,378
Net increase in net assets resulting from operations	$(283,502,938)	$802,729,987	$560,362,135	$10,023,290,546	$11,102,879,730

	Three Months Ended (unaudited)
	Mar-31, 2019	Jun-30, 2019	Sept-30, 2019	Dec-31, 2019	Year Ended December 31, 2019
Expenses
Sponsor's Fee, related party	$3,862,438	$8,130,266	$12,367,915	$10,369,736	$34,730,355
Net investment loss	$(3,862,438)	$(8,130,266)	$(12,367,915)	$(10,369,736)	$(34,730,355)
Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin	1,844,077	5,710,876	9,451,178	6,299,029	23,305,160
Net change in unrealized appreciation on investment in Bitcoin	86,536,075	1,593,068,169	(717,533,289)	(298,825,235)	663,245,720
Net realized and unrealized gain on investment	88,380,152	1,598,779,045	(708,082,111)	(292,526,206)	686,550,880
Net increase in net assets resulting from operations	$84,517,714	$1,590,648,779	$(720,450,026)	$(302,895,942)	$651,820,525

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2020	2019	2018[1]
Per Share Data:
Net asset value, beginning of year	$6.93	$3.64	$14.30
Net increase (decrease) in net assets from investment operations:
Net investment losses	(0.23)	(0.15)	(0.15)
Net realized and unrealized gain (loss)	21.03	3.44	(10.51)
Net increase (decrease) in net assets resulting from operations	20.80	3.29	(10.66)
Net asset value, end of year	$27.73	$6.93	$3.64
Total return	308.47%	94.19%	-74.03%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.00%
Expenses	-2.00%	-2.00%	-2.00%

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year.

1 Total return for the year ended December 31, 2018 has been corrected as compared to the previously reported amount.

10. Indemnifications

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

11. Subsequent Events

On January 5, 2021, CoinDesk, Inc., a leading news publication and data provider and a wholly owned subsidiary of DCG, announced that CoinDesk, Inc. acquired TradeBlock, Inc., the Index Provider for the Trust and the other investment products sponsored or managed by the Sponsor, on December 31, 2020.

As of the close of business on February 26, 2021 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $46,250.49 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.