Form 10-Q
period 2021-03-31
Grayscale Bitcoin Trust (BTC)
filed 2021-05-07
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of May 3, 2021: 692,370,100

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 5, 2021 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share amounts)

	March 31, 2021	December 31, 2020
Assets:
Investment in Bitcoin, at fair value (cost $7,414,166 and $5,543,305 as of March 31, 2021 and December 31, 2020, respectively)	$38,360,399	$17,716,478
Total assets	$38,360,399	$17,716,478
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$38,360,399	$17,716,478
Net Assets consists of:
Paid-in-capital	7,513,961	5,608,734
Accumulated net investment loss	(318,640)	(174,340)
Accumulated net realized gain on investment in Bitcoin	218,845	108,911
Accumulated net change in unrealized appreciation on investment in Bitcoin	30,946,233	12,173,173
	$38,360,399	$17,716,478
Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	638,906,600
Net asset value per Share	$55.40	$27.73

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2021
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	654,600.12768251	$7,414,166	$38,360,399	100%
Net assets		$7,414,166	$38,360,399	100%

December 31, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	607,039.48515191	$5,543,305	$17,716,478	100%
Net assets		$5,543,305	$17,716,478	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	144,300	11,793
Net investment loss	(144,300)	(11,793)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	109,934	6,480
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	18,773,060	(278,190)
Net realized and unrealized gain (loss) on investment	18,882,994	(271,710)
Net increase (decrease) in net assets resulting from operations	$18,738,694	$(283,503)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in net assets from operations:
Net investment loss	$(144,300)	$(11,793)
Net realized gain on investment in Bitcoin	109,934	6,480
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	18,773,060	(278,190)
Net increase (decrease) in net assets resulting from operations	18,738,694	(283,503)
Increase in net assets from capital share transactions:
Shares issued	1,905,227	389,529
Net increase in net assets resulting from capital share transactions	1,905,227	389,529
Total increase in net assets from operations and capital share transactions	20,643,921	106,026
Net assets:
Beginning of period	17,716,478	1,866,218
End of period	$38,360,399	$1,972,244
Change in Shares outstanding:
Shares outstanding at beginning of period	638,906,600	269,445,300
Shares issued	53,463,500	46,382,700
Net increase in Shares	53,463,500	46,382,700
Shares outstanding at end of period	692,370,100	315,828,000

See accompanying notes to the unaudited financial statements.

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Trust (ETH).

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investment in Bitcoin	$38,360,399	$-	$38,360,399	$-
December 31, 2020
Assets
Investment in Bitcoin	$17,716,478	$-	$17,716,478	$-

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2021, and December 31, 2020, the Trust held 654,600.12768251 and 607,039.48515191 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $58,601.27 and $29,185.05 on March 31, 2021 and December 31, 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Balance at January 1, 2020	261,192.14022299	$1,866,218
Bitcoin contributed	353,645.90363431	4,747,380
Bitcoin distributed for Sponsor's Fee, related party	(7,798.55870539)	(93,505)
Net change in unrealized appreciation on investment in Bitcoin	-	11,146,049
Net realized gain on investment in Bitcoin	-	50,336
Balance at December 31, 2020	607,039.48515191	17,716,478
Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor's Fee, related party	(3,178.24697412)	(144,300)
Net change in unrealized appreciation on investment in Bitcoin	-	18,773,060
Net realized gain on investment in Bitcoin	-	109,934
Balance at March 31, 2021	654,600.12768251	$38,360,399

4. Creations and Redemptions of Shares

At March 31, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 and 0.0010 of one Bitcoin at March 31, 2021 and December 31, 2020, respectively. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2021 and December 31, 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2021 or December 31, 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and TradeBlock, Inc. As of March 31, 2021 and December 31, 2020, 12,009,724 and 14,512,320 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2021 and 2020.

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

For the three months ended March 31, 2021 and 2020, the Trust incurred Sponsor’s Fees of $144,299,795 and $11,793,388, respectively. As of March 31, 2021 and December 31, 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$27.73	$6.93
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.21)	(0.04)
Net realized and unrealized gain (loss)	27.88	(0.65)
Net increase (decrease) in net assets resulting from operations	27.67	(0.69)
Net asset value, end of period	$55.40	$6.24
Total return	1589.68%	-32.66%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%
Expenses	-2.00%	-2.00%

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

10. Subsequent Events

On April 30, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $750 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increases DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million.  Through April 30, 2021, DCG has purchased $193.5 million worth of Shares. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

As of the close of business on May 3, 2021 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $57,587.67 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part I, Item 1A. Risk Factors in this Quarterly Report or in Part II, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoins held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, with variations that have at times been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2021	2020
Net realized and unrealized gain (loss) on investment in Bitcoin	$18,882,994	$(271,710)
Net increase (decrease) in net assets resulting from operations	$18,738,694	$(283,503)
Net assets	$38,360,399	$1,972,244

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2021 was $18,882,994 which includes a realized gain of $109,934 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $18,773,060. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,185.05 per Bitcoin as of December 31, 2020 to $58,601.27 per Bitcoin as of March 31, 2021. Net increase in net assets resulting from operations was $18,738,694 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $144,300. Net assets increased to $38,360,399 at March 31, 2021, a 117% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 50,739 Bitcoin with a value of $1,905,227 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,178 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2020 was ($271,710) which includes a realized gain of $6,480 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($278,190). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $6,474.20 per Bitcoin as of March 31, 2020. Net decrease in net assets resulting from operations was ($283,503) for the three months ended March 31, 2020, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $11,793. Net assets increased to $1,972,244 at March 31, 2020, a 6% increase for the period. The increase in net assets resulted from the contribution of approximately 44,868 Bitcoin with a value of $389,529 to the Trust in connection with Share creations during the period, partially offset by the aforementioned Bitcoin price depreciation and the withdrawal of approximately 1,429 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2021	2020
Bitcoins:
Opening balance	607,039	261,192
Creations	50,739	44,868
Sponsor's Fee, related party	(3,178)	(1,429)
Closing balance	654,600	304,631
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	654,600	304,631
Number of Shares:
Opening balance	638,906,600	269,445,300
Creations	53,463,500	46,382,700
Closing balance	692,370,100	315,828,000

	As of March 31,
	2021	2020
Price of Bitcoin on principal market (1)	$58,601.27	$6,474.20
NAV per Share (2)	$55.40	$6.24
Index Price	$58,697.27	$6,466.48
Digital Asset Holdings per Share (3)	$55.50	$6.24

(1)	The Trust performed an assessment of the principal market at March 31, 2021 and 2020, and identified the principal market as Coinbase Pro.
(2)

As of March 31, 2021 and 2020 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2021 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. As of March 31, 2020, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bitstamp, itBit, Kraken, and LMAX Digital.

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

As of March 31, 2021, the Trust had a net closing balance with a value of $38,423,240,437, based on the Index Price (non-GAAP methodology). As of March 31, 2021, the Trust had a total market value of $38,360,398,824, based on the principal market (Coinbase Pro).

As of March 31, 2020, the Trust had a net closing balance with a total value of $1,969,892,276, based on the Index Price (non-GAAP methodology). As of March 31, 2020, the Trust had a total market value of $1,972,244,030, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to March 31, 2021.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to March 31, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $60,609.43, with the straight average being $5,644.64 through March 31, 2021. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended March 31, 2017	$719.90	$1,279.00	3/6/2017	$416.00	4/1/2016	$1,056.48	$1,056.48
Twelve months ended March 31, 2018	$6,242.51	$18,756.45	12/18/2017	$1,056.48	4/1/2017	$6,990.70	$7,580.80
Twelve months ended March 31, 2019	$5,863.11	$9,650.29	5/4/2018	$3,228.07	12/14/2018	$4,088.08	$4,056.31
Twelve months ended March 31, 2020	$8,441.28	$12,681.53	7/10/2019	$4,118.78	4/1/2019	$6,466.48	$6,466.48
Twelve months ended March 31, 2021	$20,132.62	$60,609.43	3/14/2021	$6,295.04	4/1/2020	$58,697.27	$58,697.27
September 25, 2013 (the first Creation Basket of the Trust) to March 31, 2021	$5,644.64	$60,609.43	3/14/2021	$117.03	10/3/2013	$58,697.27	$58,697.27

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to March 31, 2021. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $61,607.76, with the straight average being $5,670.20.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended March 31, 2017	$721.53	$1,290.01	3/10/2017	$415.59	4/1/2016	$1,084.70	$1,084.70
Twelve months ended March 31, 2018	$6,307.72	$19,433.21	12/16/2017	$1,082.07	4/1/2017	$7,055.00	$7,337.16
Twelve months ended March 31, 2019	$5,865.26	$9,815.55	5/5/2018	$3,164.61	12/14/2018	$4,094.99	$4,078.82
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
September 25, 2013 (the first Creation Basket of the Trust) to March 31, 2021	$5,670.20	$61,607.76	3/13/2021	$110.83	10/2/2013	$58,601.27	$58,601.27

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

GBTC Premium/(Discount): GBTC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

GBTC Premium/(Discount): GBTC Share Price vs. Digital Asset Holdings per Share (%)

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the following summary of the principal risk factors, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in our Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

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

•	Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Bitcoin.
•

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

•

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

•	Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.
•	Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.
•

If the digital asset award for mining blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.

•

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

•	A temporary or permanent “fork” could adversely affect the value of the Shares.
•	The value of the Shares relates directly to the value of Bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
•

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares.

•	The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

•

The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

•	Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.
•	The Trust faces risks related to COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.
•

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share.

•

The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

•	Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases.
•	The restrictions on transfer and redemption may result in losses on an investment in the Shares.
•	There is no guarantee that an active trading market for the Shares will continue to develop.
•

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

•

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

•	The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.
•

Regulatory changes or actions may affect the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

•	The treatment of the Trust for U.S. federal income tax purposes is uncertain.
•	The treatment of digital currency for U.S. federal income tax purposes is uncertain.
•

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

•	The Index Provider, which calculates the Index Price, is an affiliate of the Sponsor and the Trust.
•	Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Bitcoin Trust (OTCQX: GBTC) on a monthly basis during the three months ended March 31, 2021:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2021 - January 31, 2021	-	$-	-	$-
February 1, 2021 - February 28, 2021	-	-	-	-
March 1, 2021 - March 31, 2021	1,695,217	47.94	1,695,217	168.7
Total	1,695,217	$47.94	1,695,217	$168.7

(1)

On March 10, 2021, the Board of the Sponsor (“the Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increases DCG’s prior authorization to purchase of up to $250 million worth of Shares by $500 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars and other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Key Operating Metrics” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

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

“Index”—The CoinDesk Bitcoin Price Index (XBX).

“Index License Agreement”—The license agreement entered into by the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price”—The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Overview of the Bitcoin Industry and Market – Bitcoin Value – The Index and the Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

“Index Provider”—TradeBlock, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of TradeBlock, Inc. As a result, TradeBlock, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”— Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

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

Date: May 7, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.