Form 10-Q
period 2021-06-30
Grayscale Bitcoin Trust (BTC)
filed 2021-08-06
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of August 2, 2021: 692,370,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 26.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share amounts)

	June 30, 2021	December 31, 2020
Assets:
Investment in Bitcoin, at fair value (cost $7,377,287 and $5,543,305 as of June 30, 2021 and December 31, 2020, respectively)	$22,643,855	$17,716,478
Total assets	$22,643,855	$17,716,478
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$22,643,855	$17,716,478
Net Assets consists of:
Paid-in-capital	7,513,961	5,608,734
Accumulated net investment loss	(470,114)	(174,340)
Accumulated net realized gain on investment in Bitcoin	333,440	108,911
Accumulated net change in unrealized appreciation on investment in Bitcoin	15,266,568	12,173,173
	$22,643,855	$17,716,478
Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	638,906,600
Net asset value per Share	$32.70	$27.73

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2021
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	651,344.12940358	$7,377,287	$22,643,855	100%
Net assets		$7,377,287	$22,643,855	100%

December 31, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	607,039.48515191	$5,543,305	$17,716,478	100%
Net assets		$5,543,305	$17,716,478	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	151,474	14,803	295,774	26,596
Net investment loss	(151,474)	(14,803)	(295,774)	(26,596)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin	114,595	7,101	224,529	13,581
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(15,679,665)	810,432	3,093,395	532,242
Net realized and unrealized (loss) gain on investment	(15,565,070)	817,533	3,317,924	545,823
Net (decrease) increase in net assets resulting from operations	$(15,716,544)	$802,730	$3,022,150	$519,227

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Decrease) increase in net assets from operations:
Net investment loss	$(151,474)	$(14,803)	$(295,774)	$(26,596)
Net realized gain on investment in Bitcoin	114,595	7,101	224,529	13,581
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(15,679,665)	810,432	3,093,395	532,242
Net (decrease) increase in net assets resulting from operations	(15,716,544)	802,730	3,022,150	519,227
Increase in net assets from capital share transactions:
Shares issued	-	757,390	1,905,227	1,146,919
Net increase in net assets resulting from capital share transactions	-	757,390	1,905,227	1,146,919
Total (decrease) increase in net assets from operations and capital share transactions	(15,716,544)	1,560,120	4,927,377	1,666,146
Net assets:
Beginning of period	38,360,399	1,972,244	17,716,478	1,866,218
End of period	$22,643,855	$3,532,364	$22,643,855	$3,532,364
Change in Shares outstanding:
Shares outstanding at beginning of period	692,370,100	315,828,000	638,906,600	269,445,300
Shares issued	-	87,113,400	53,463,500	133,496,100
Net increase in Shares	-	87,113,400	53,463,500	133,496,100
Shares outstanding at end of period	692,370,100	402,941,400	692,370,100	402,941,400

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“BTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for Bitcoin. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on Bitcoin per share) to reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Bitcoin, in accordance with the terms of the Trust Agreement.

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), Grayscale Decentralized Finance Fund LLC (DeFi), and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Trust (ETH) and Grayscale Digital Large Cap Fund LLC (GDLC).

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investment in Bitcoin	$22,643,855	$-	$22,643,855	$-
December 31, 2020
Assets
Investment in Bitcoin	$17,716,478	$-	$17,716,478	$-

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2021, and December 31, 2020, the Trust held 651,344.12940358 and 607,039.48515191 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $34,764.81 and $29,185.05 on June 30, 2021 and December 31, 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Balance at January 1, 2020	261,192.14022299	$1,866,218
Bitcoin contributed	353,645.90363431	4,747,380
Bitcoin distributed for Sponsor's Fee, related party	(7,798.55870539)	(93,505)
Net change in unrealized appreciation on investment in Bitcoin	-	11,146,049
Net realized gain on investment in Bitcoin	-	50,336
Balance at December 31, 2020	607,039.48515191	17,716,478
Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor's Fee, related party	(6,434.24525305)	(295,774)
Net change in unrealized appreciation on investment in Bitcoin	-	3,093,395
Net realized gain on investment in Bitcoin	-	224,529
Balance at June 30, 2021	651,344.12940358	$22,643,855

4. Creations and Redemptions of Shares

At June 30, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 and 0.0010 of one Bitcoin at June 30, 2021 and December 31, 2020, respectively. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended June 30, 2021 and December 31, 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2021 or December 31, 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and TradeBlock, Inc. As of June 30, 2021 and December 31, 2020, 16,567,432 and 14,512,320 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2021 and 2020.

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

For the three months ended June 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $151,473,648 and $14,803,403, respectively. For the six months ended June 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $295,773,443 and $26,596,791, respectively. As of June 30, 2021 and December 31, 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase of up to $250 million worth of Shares by $500 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Share Data:
Net asset value, beginning of period	$55.40	$6.24	$27.73	$6.93
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.22)	(0.04)	(0.43)	(0.08)
Net realized and unrealized (loss) gain	(22.48)	2.57	5.40	1.92
Net (decrease) increase in net assets resulting from operations	(22.70)	2.53	4.97	1.84
Net asset value, end of period	$32.70	$8.77	$32.70	$8.77
Total return	-87.68%	297.70%	42.30%	63.65%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.00%	-2.00%
Expenses	-2.00%	-2.00%	-2.00%	-2.00%

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

10. Subsequent Events

As of the close of business on August 2, 2021 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $39,170.03 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part I, Item 1A. Risk Factors in this Quarterly Report or in Part II, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoins held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, with variations that have at times been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized and unrealized (loss) gain on investment in Bitcoin	$(15,565,070)	$817,533	$3,317,924	$545,824
Net (decrease) increase in net assets resulting from operations	$(15,716,544)	$802,730	$3,022,150	$519,227
Net assets	$22,643,855	$3,532,364	$22,643,855	$3,532,364

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2021 was ($15,565,070) which includes a realized gain of $114,595 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($15,679,665). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $58,601.27 per Bitcoin as of March 31, 2021 to $34,764.81 per Bitcoin as of June 30, 2021. Net decrease in net assets resulting from operations was ($15,716,544) for the three months ended June 30, 2021, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $151,474. Net assets decreased to $22,643,855 at June 30, 2021, a 41% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the withdrawal of approximately 3,256 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2020 was $817,533 which includes a realized gain of $7,101 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $810,432. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $6,474.20 per Bitcoin as of March 31, 2020 to $9,134.09 per Bitcoin as of June 30, 2020. Net increase in net assets resulting from operations was $802,730 for the three months ended June 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $14,803. Net assets increased to $3,532,364 at June 30, 2020, a 79% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 83,791 Bitcoin with a value of $757,390 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,699 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2021 was $3,317,924 which includes a realized gain of $224,529 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $3,093,395. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,185.05 per Bitcoin as of December 31, 2020 to $34,764.81 per Bitcoin as of June 30, 2021. Net increase in net assets resulting from operations was $3,022,150 for the six months ended June 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $295,774. Net assets increased to $22,643,855 at June 30, 2021, a 28% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 50,739 Bitcoin with a value of $1,905,227 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 6,434 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2020 was $545,824 which includes a realized gain of $13,581 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $532,243. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $9,134.09 per Bitcoin as of June 30, 2020. Net increase in net assets resulting from operations was $519,227 for the six months ended June 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $26,597. Net assets increased to $3,532,364 at June 30, 2020, an 89% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 128,659 Bitcoin with a value of $1,146,920 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,128 Bitcoin to pay the foregoing Sponsor’s Fee.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Bitcoins, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of Bitcoins, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bitcoins:
Opening balance	654,600	304,631	607,039	261,192
Creations	-	83,791	50,739	128,659
Sponsor's Fee, related party	(3,256)	(1,699)	(6,434)	(3,128)
Closing balance	651,344	386,723	651,344	386,723
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	651,344	386,723	651,344	386,723
Number of Shares:
Opening balance	692,370,100	315,828,000	638,906,600	269,445,300
Creations	-	87,113,400	53,463,500	133,496,100
Closing balance	692,370,100	402,941,400	692,370,100	402,941,400

	As of June 30,
	2021	2020
Price of Bitcoin on principal market (1)	$34,764.81	$9,134.09
NAV per Share (2)	$32.70	$8.77
Index Price	$35,042.77	$9,156.26
Digital Asset Holdings per Share (3)	$32.97	$8.79
(1)	The Trust performed an assessment of the principal market at June 30, 2021 and 2020, and identified the principal market as Coinbase Pro.

(2)

As of June 30, 2021 and 2020 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of June 30, 2021 and 2020 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital.

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

As of June 30, 2021, the Trust had a net closing balance with a value of $22,824,902,518, based on the Index Price (non-GAAP methodology). As of June 30, 2021, the Trust had a total market value of $22,643,854,903, based on the principal market (Coinbase Pro).

As of June 30, 2020, the Trust had a net closing balance with a total value of $3,540,938,092, based on the Index Price (non-GAAP methodology). As of June 30, 2020, the Trust had a total market value of $3,532,364,439, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to June 30, 2021.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $63,357.52, with the straight average being $6,956.54 through June 30, 2021. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended June 30, 2017	$1,067.34	$2,840.32	6/7/2017	$539.42	8/3/2016	$2,526.59	$2,526.59
Twelve months ended June 30, 2018	$7,699.22	$18,756.45	12/18/2017	$2,007.72	7/17/2017	$6,279.35	$5,892.99
Twelve months ended June 30, 2019	$5,716.83	$12,630.88	6/26/2019	$3,228.07	12/14/2018	$11,532.62	$11,364.93
Twelve months ended June 30, 2020	$8,811.80	$12,681.53	7/10/2019	$5,050.07	3/16/2020	$9,156.26	$9,156.26
Twelve months ended June 30, 2021	$29,577.43	$63,357.52	4/14/2021	$9,094.60	7/3/2020	$35,042.77	$35,042.77
September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2021	$6,956.54	$63,357.52	4/14/2021	$117.03	10/3/2013	$35,042.77	$35,042.77

The following table illustrates the movements in the price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2021. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $63,466.92, with the straight average being $6,980.57.

Period	Average	High	Date	Low	Date	End of period	Last business day
Twelve months ended June 30, 2017	$1,070.25	$2,967.05	6/11/2017	$561.99	8/4/2016	$2,499.24	$2,499.24
Twelve months ended June 30, 2018	$7,762.62	$19,433.21	12/16/2017	$1,854.27	7/16/2017	$6,323.24	$5,879.99
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2021	$6,980.57	$63,466.92	4/15/2021	$110.83	10/2/2013	$34,764.81	$34,764.81

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the updates included in “Item 1A. Risk Factors” of the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021, there have been no material changes to the Risk Factors last reported under “Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Bitcoin Trust (OTCQX: GBTC) on a monthly basis during the three months ended June 30, 2021:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2021 - April 30, 2021	2,442,814	$45.96	2,442,814	$556.5
May 1, 2021 - May 31, 2021	433,363	42.02	433,363	538.2
June 1, 2021 - June 30, 2021	-	-	-	538.2
Total	2,876,177	$45.37	2,876,177	$538.2

(1)

On March 10, 2021, the Board of the Sponsor (“the Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase of up to $250 million worth of Shares by $500 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars and other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Trust Objective and Key Operating Metrics” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

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

“Index Price”—The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

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

Date: August 6, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.