Form 10-Q
period 2021-09-30
Grayscale Bitcoin Trust (BTC)
filed 2021-11-05
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of November 1, 2021: 692,370,100

Grayscale® Bitcoin Trust (BTC)

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

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 24.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 5, 2021 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2021	December 31, 2020
Assets:
Investment in Bitcoin, at fair value (cost $7,340,191 and $5,543,305 as of September 30, 2021 and December 31, 2020, respectively)	$28,209,892	$17,716,478
Total assets	$28,209,892	$17,716,478
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$28,209,892	$17,716,478
Net Assets consists of:
Paid-in-capital	7,513,961	5,608,734
Accumulated net investment loss	(607,410)	(174,340)
Accumulated net realized gain on investment in Bitcoin	433,640	108,911
Accumulated net change in unrealized appreciation on investment in Bitcoin	20,869,701	12,173,173
	$28,209,892	$17,716,478
Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	638,906,600
Net asset value per Share	$40.74	$27.73

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2021
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	648,068.81398005	$7,340,191	$28,209,892	100%
Net assets		$7,340,191	$28,209,892	100%

December 31, 2020
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	607,039.48515191	$5,543,305	$17,716,478	100%
Net assets		$5,543,305	$17,716,478	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	137,296	22,081	433,070	48,677
Net investment loss	(137,296)	(22,081)	(433,070)	(48,677)
Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin	100,200	10,694	324,729	24,275
Net change in unrealized appreciation on investment in Bitcoin	5,603,133	571,749	8,696,528	1,103,991
Net realized and unrealized gain on investment	5,703,333	582,443	9,021,257	1,128,266
Net increase in net assets resulting from operations	$5,566,037	$560,362	$8,588,187	$1,079,589

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase in net assets from operations:
Net investment loss	$(137,296)	$(22,081)	$(433,070)	$(48,677)
Net realized gain on investment in Bitcoin	100,200	10,694	324,729	24,275
Net change in unrealized appreciation on investment in Bitcoin	5,603,133	571,749	8,696,528	1,103,991
Net increase in net assets resulting from operations	5,566,037	560,362	8,588,187	1,079,589
Increase in net assets from capital share transactions:
Shares issued	-	723,893	1,905,227	1,870,812
Net increase in net assets resulting from capital share transactions	-	723,893	1,905,227	1,870,812
Total increase in net assets from operations and capital share transactions	5,566,037	1,284,255	10,493,414	2,950,401
Net assets:
Beginning of period	22,643,855	3,532,364	17,716,478	1,866,218
End of period	$28,209,892	$4,816,619	$28,209,892	$4,816,619
Change in Shares outstanding:
Shares outstanding at beginning of period	692,370,100	402,941,400	638,906,600	269,445,300
Shares issued	-	68,081,300	53,463,500	201,577,400
Net increase in Shares	-	68,081,300	53,463,500	201,577,400
Shares outstanding at end of period	692,370,100	471,022,700	692,370,100	471,022,700

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance Fund LLC (DeFi), and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investment in Bitcoin	$28,209,892	$-	$28,209,892	$-
December 31, 2020
Assets
Investment in Bitcoin	$17,716,478	$-	$17,716,478	$-

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2021, and December 31, 2020, the Trust held 648,068.81398005 and 607,039.48515191 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $43,529.16 and $29,185.05 on September 30, 2021 and December 31, 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Balance at January 1, 2020	261,192.14022299	$1,866,218
Bitcoin contributed	353,645.90363431	4,747,380
Bitcoin distributed for Sponsor's Fee, related party	(7,798.55870539)	(93,505)
Net change in unrealized appreciation on investment in Bitcoin	-	11,146,049
Net realized gain on investment in Bitcoin	-	50,336
Balance at December 31, 2020	607,039.48515191	17,716,478
Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor's Fee, related party	(9,709.56067658)	(433,070)
Net change in unrealized appreciation on investment in Bitcoin	-	8,696,528
Net realized gain on investment in Bitcoin	-	324,729
Balance at September 30, 2021	648,068.81398005	$28,209,892

4. Creations and Redemptions of Shares

At September 30, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 and 0.0010 of one Bitcoin at September 30, 2021 and December 31, 2020, respectively. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the Securities Exchange Commission (“SEC”). At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not obtained relief from the SEC under 17 CFR §§ 242.101 and 102, and the Trust makes no representation as to when or if such approval and relief will be obtained.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2021 and December 31, 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2021 or December 31, 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and TradeBlock, Inc. As of September 30, 2021 and December 31, 2020, 16,531,978 and 14,512,320 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $137,296,546 and $22,080,009, respectively. For the nine months ended September 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $433,069,989 and $48,676,800, respectively. As of September 30, 2021 and December 31, 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase of up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increases DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen market events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Share Data:
Net asset value, beginning of period	$32.70	$8.77	$27.73	$6.93
Net increase in net assets from investment operations:
Net investment loss	(0.20)	(0.05)	(0.95)	(0.14)
Net realized and unrealized gain	8.24	1.51	13.96	3.44
Net increase in net assets resulting from operations	8.04	1.46	13.01	3.30
Net asset value, end of period	$40.74	$10.23	$40.74	$10.23
Total return	143.99%	87.94%	70.66%	71.43%
Ratios to average net assets:
Net investment loss	-2.00%	-2.00%	-2.00%	-2.00%
Expenses	-2.00%	-2.00%	-2.00%	-2.00%

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

10. Subsequent Events

On October 19, 2021, pursuant to the provisions of Section 19(b)(1) of the Securities Exchange Act of 1934, and Rule 19b-4 thereunder, NYSE Arca, Inc., filed a Form 19b-4 proposing to list and trade shares of the Trust under NYSE Arca Rule 8.201-E (Commodity Based Trust Shares).

On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increases DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. Through November 1, 2021, DCG has purchased $558 million worth of Shares. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

As of the close of business on November 1, 2021 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $61,504.85 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report or in Part I, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoins held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

The Trust only receives Bitcoin from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized and unrealized gain on investment in Bitcoin	$5,703,333	$582,443	$9,021,257	$1,128,266
Net increase in net assets resulting from operations	$5,566,037	$560,362	$8,588,187	$1,079,589
Net assets	$28,209,892	$4,816,619	$28,209,892	$4,816,619

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2021 was $5,703,333 which includes a realized gain of $100,200 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $5,603,133. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $34,764.81 per Bitcoin as of June 30, 2021 to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $5,566,037 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $137,296. Net assets increased to $28,209,892 at September 30, 2021, a 25% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 3,275 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2020 was $582,443 which includes a realized gain of $10,694 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $571,749. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $9,134.09 per Bitcoin as of June 30, 2020 to $10,708.57 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $560,362 for the three months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $22,081. Net assets increased to $4,816,619 at September 30, 2020, a 36% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 65,143 Bitcoin with a value of $723,893 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,075 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2021 was $9,021,257 which includes a realized gain of $324,729 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $8,696,528. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,185.05 per Bitcoin as of December 31, 2020 to $43,529.16 per Bitcoin as of September 30, 2021. Net increase in net assets resulting from operations was $8,588,187 for the nine months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $433,070. Net assets increased to $28,209,892 at September 30, 2021, a 59% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 50,739 Bitcoin with a value of $1,905,227 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,709 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2020 was $1,128,266 which includes a realized gain of $24,275 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $1,103,991. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $10,708.57 per Bitcoin as of September 30, 2020. Net increase in net assets resulting from operations was $1,079,589 for the nine months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $48,677. Net assets increased to $4,816,619 at September 30, 2020, a 158% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 193,802 Bitcoin with a value of $1,870,812 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 5,203 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Bitcoins:
Opening balance	651,344	386,723	607,039	261,192
Creations	-	65,143	50,739	193,802
Sponsor's Fee, related party	(3,275)	(2,075)	(9,709)	(5,203)
Closing balance	648,069	449,791	648,069	449,791
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	648,069	449,791	648,069	449,791
Number of Shares:
Opening balance	692,370,100	402,941,400	638,906,600	269,445,300
Creations	-	68,081,300	53,463,500	201,577,400
Closing balance	692,370,100	471,022,700	692,370,100	471,022,700

	As of September 30,
	2021	2020
Price of Bitcoin on principal market (1)	$43,529.16	$10,708.57
NAV per Share (2)	$40.74	$10.23
Index Price	$42,937.86	$10,748.51
Digital Asset Holdings per Share (3)	$40.19	$10.26
(1)	The Trust performed an assessment of the principal market at September 30, 2021 and 2020, and identified the principal market as Coinbase Pro.

(2)

As of September 30, 2021 and 2020 the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2021 and 2020 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital.

For accounting purposes, the Trust reflects creations and the Bitcoins receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Bitcoins is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not obtained relief from the SEC under 17 CFR §§ 242.101 and 102, and the Trust makes no representation as to when or if such approval and relief will be obtained.

As of September 30, 2021, the Trust had a net closing balance with a value of $27,826,688,005, based on the Index Price (non-GAAP methodology). As of September 30, 2021, the Trust had a total market value of $28,209,891,095, based on the principal market (Coinbase Pro).

As of September 30, 2020, the Trust had a net closing balance with a total value of $4,834,583,325, based on the Index Price (non-GAAP methodology). As of September 30, 2020, the Trust had a total market value of $4,816,618,672, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to September 30, 2021.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $63,357.52, with the straight average being $8,052.83 through September 30, 2021. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2017	$1,784.44	$4,793.03	9/1/2017	$605.59	10/1/2016	$4,136.77	$4,136.77
Twelve months ended September 30, 2018	$8,537.84	$18,756.45	12/18/2017	$4,136.77	10/1/2017	$6,586.74	$6,664.78
Twelve months ended September 30, 2019	$6,613.53	$12,681.53	7/10/2019	$3,228.07	12/14/2018	$8,065.08	$8,065.08
Twelve months ended September 30, 2020	$8,874.05	$12,147.33	8/18/2020	$5,050.07	3/16/2020	$10,748.51	$10,748.51
Twelve months ended September 30, 2021	$37,455.59	$63,357.52	4/14/2021	$10,517.96	10/2/2020	$42,937.86	$42,937.86
September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2021	$8,052.83	$63,357.52	4/14/2021	$117.03	10/3/2013	$42,937.86	$42,937.86

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2021. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $63,466.92, with the straight average being $8,078.56.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2017	$1,792.56	$4,871.83	9/1/2017	$607.73	10/4/2016	$4,332.53	$4,168.33
Twelve months ended September 30, 2018	$8,601.17	$19,433.21	12/16/2017	$4,208.00	10/4/2017	$6,588.01	$6,675.09
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2021	$8,078.56	$63,466.92	4/15/2021	$110.83	10/2/2013	$43,529.16	$43,529.16

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Bitcoin Trust (OTCQX: GBTC) on a monthly basis during the three months ended September 30, 2021:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2021 - July 31, 2021	-	$-	-	$538.2
August 1, 2021 - August 31, 2021	-	-	-	538.2
September 1, 2021 - September 30, 2021	-	-	-	538.2
Total	-	$-	-	$538.2

(1)

On March 10, 2021, the Board of the Sponsor (“the Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase of up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

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

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Sponsor’s Fee”—A fee, payable in Bitcoins, which accrues daily in U.S. dollars at an annual rate of 2.0% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

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

Date: November 5, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.