Form 10-K
period 2021-12-31
Grayscale Bitcoin Trust (BTC)
filed 2022-02-25
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
(212)
668-1427
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Grayscale Bitcoin Trust (BTC) Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2021, as reported by the OTC Markets, Inc
. on that date: $20,145,677,533.
Number of Shares of the registrant outstanding as of February 22, 2022:
 692,370,100.
DOCUMENTS INCORPORATED BY REFERENCE: None

INDUSTRY AND MARKET DATA
Although we are responsible for all disclosure contained in this Annual Report on Form
10-K,
in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including Bitcoin, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;

•
the recentness of the development of digital assets and the uncertain medium-to-long
term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;

•	the value of the Shares depending on the acceptance of Bitcoin, a new and rapidly evolving industry;

•	the value of the Shares relating directly to the value of Bitcoin then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;

•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;

•	the limited history of the Index;

•	risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;

•
the lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Index Price;

•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current
trading hours between OTCQX and the Digital Asset Exchange Market;

•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

i

•	changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;

•
regulatory changes or actions in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•
the possibility that an Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;

•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;

•	potential delays in mail reaching the Sponsor when sent to the Trust at its registered office;

•	possible requirements for the Trust to disclose information, including information relating to investors, to regulators;

•	potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;

•	the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;

•	the Custodian’s possible resignation or removal by the Sponsor, which would trigger early termination of the Trust; and;

•
additional risk factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form
10-K,
as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.
A glossary of industry and other defined terms is included in this Annual Report, beginning on page 84.
This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

ii

iii

PART I
Item 1.
Business
Overview of the Trust and the Shares
Grayscale Bitcoin Trust (BTC) (formerly known as Bitcoin Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act. The Trust’s purpose is to hold Bitcoins, which are digital assets that are created and transmitted through the operations of the peer-to-peer
Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Bitcoin Network, including the maximum block size used by the network. Bitcoin uses the
SHA-256
algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. Bitcoin has a current block size of 1MB and, on average blocks are generated every ten minutes. Bitcoin’s halvings take place approximately every four years, occurring every 210,000 blocks. Additionally, Bitcoin has a maximum supply of 21 million. As of December 31, 2021, Bitcoin’s circulating supply was 18.9 million coins. As of December 31, 2021, the
24-hour
trading volume of Bitcoin was approximately $5.2 billion. As of December 31, 2021, the aggregate market value of Bitcoin was $875.9 billion.
On January 11, 2019, the Trust changed its name from Bitcoin Investment Trust to Grayscale Bitcoin Trust (BTC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Bitcoin. The Shares are quoted on OTC Markets Group Inc.’s OTCQX
®
Best Marketplace (“OTCQX”) under the ticker symbol “GBTC.”
Grayscale Investments, LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”), Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”) and BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, is the administrator of the Trust (the “Administrator”).
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
The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of Bitcoins required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of a Bitcoin in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding
24-hour
period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges that are reflected in the CoinDesk Bitcoin Price Index (XBX) (the “Index”), on each business day. Prior to February 1, 2022, the Trust valued its Bitcoin for operational purposes by reference to a volume-weighted average index price (the “Old Index Price”) of a Bitcoin in U.S dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding
24-hour
period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges reflected in the Index on such trade date. The Old Index Price was calculated using the same methodology as the Index Price with an additional averaging mechanism overlaid to the price produced resulting in the Old Index Price reflecting an average price for the
24-hour
period. The Index Price is calculated using
non-GAAP
methodology and is not used in the Trust’s financial statements. In other words, the Index Price is the price of a Bitcoin at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period whereas the Old Index Price was the price of a Bitcoin at 4:00 p.m., New York time, calculated by taking the average of each price of Bitcoin produced by the Index over the preceding 24-hour period. See “—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”
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
The Sponsor maintains an Internet website at www.grayscale.com/products/grayscale/bitcoin-trust/, through which the registrant’s annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective
The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial.
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
For example, from May 5, 2015 to December 31 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% (142% based on Old Index Price) and the average premium was 37% (37% based on Old Index Price), and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 21% (22% based on Old Index Price) and the average discount was 13% (13% based on Old Index Price). As of December 31, 2021, the Trust’s Shares were quoted on OTCQX at a discount of 20% (22% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”
While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost- effective and convenient way to gain investment exposure to Bitcoin. A substantial direct investment in Bitcoin may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the Bitcoin and may involve the payment of substantial fees to acquire such Bitcoin from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the Bitcoin held by the Trust, it is important to understand the investment attributes of, and the market for, Bitcoin.
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
As of February 1, 2022, the Trust uses the Index Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of Bitcoin and Determination of the Trust’s Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.
Prior to February 1, 2022, the Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust in this report have been calculated using the Index Price unless otherwise indicated.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.
As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.
Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.
For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, and the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share, “Item 1A. Risk Factors— Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current
trading hours between OTCQX and the Digital Asset Exchange Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases”
 and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”
Characteristics of the Shares
The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of December 31, 2021, each Share represented approximately 0.0009 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoins are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.
The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient
. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bitcoins by using the Shares instead of directly purchasing and holding Bitcoins, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of Bitcoins.

•
Market-Traded and Transparent
. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/products/grayscale-bitcoin-trust/.

•
Minimal Credit Risk
. The Shares represent an interest in actual Bitcoins owned by the Trust. The Trust’s Bitcoins are not subject to borrowing arrangements with third parties or to counterparty or credit risks. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Bitcoin futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.

•
Safekeeping System
. The Custodian has been appointed to control and secure the Bitcoins for the Trust using offline storage, or cold storage, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from competing digital asset financial vehicles, to the extent that such digital asset financial vehicles may develop, in the following ways:

•
Custodian
. The Custodian that holds the private key shards associated with the Trust’s Bitcoins is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.

•
Cold Storage of Private Keys
. The private key shards associated with the Trust’s Bitcoins are kept in cold storage, which means that the Trust’s Bitcoins are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s Bitcoins” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.

•
Location of Private Vaults
. Private key shards associated with the Trust’s Bitcoins are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

•
Enhanced Security
. Transfers from the Trust’s Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and
2-step
verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Bitcoins. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Bitcoins.

•
Custodian Audits
. The Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

•
Directly Held Bitcoins
. The Trust directly owns actual Bitcoins held through the Custodian. The direct ownership of Bitcoins is not subject to counterparty or credit risks. This may differ from other digital asset financial vehicles that provide Bitcoin exposure through other means, such as the use of financial or derivative instruments.

•	Sponsor’s Fee . The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.
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
In addition, the Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by changes in the market prices of Bitcoins.
Incidental Rights and IR Virtual Currency
The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of Bitcoins, generally through a fork in the Bitcoin Blockchain, an airdrop offered to holders of Bitcoins or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind
to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind
distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of Bitcoins.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings, the Digital Asset Holdings per Share, the NAV and the NAV per Share.
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

On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian, respectively, on behalf of the Trust, a notice (each a
“Pre-Creation
Abandonment Notice,” and collectively, the
“Pre-Creation
Abandonment Notices”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment a
“Pre-Creation
Abandonment”); provided that a
Pre-Creation
Abandonment will not apply to any Incidental Rights and IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Rights and IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and IR Virtual Currency has been subject to a previous
Pre-Creation
Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, any Incidental Rights and/or IR Virtual Currency.
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
In determining whether the IR Virtual Currency is, or may be, a security under federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the
Howey and Reves
cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.
As a result of the
Pre-Creation
Abandonment Notices, since May 2, 2018, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares, any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the
Pre-Creation
Abandonment Notices or Affirmative Actions. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial agreement with the Custodian.
The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case
basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to the Authorized Participant, as principal, or through the Authorized Participant, as broker. In either case, the Sponsor expects that the Authorized Participant would only be willing to transact with the Sponsor on behalf of the Trust if the Authorized Participant considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant has access. The Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.
Secondary Market Trading
While the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by
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
Some Bitcoin transactions are conducted
“off-blockchain”
and are therefore not recorded in the Blockchain. Some “off- blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Exchange. In contrast to on-blockchain
transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain
transactions are generally not publicly available. Therefore, off-blockchain
transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain
transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.
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
Limits on Bitcoin Supply
The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre- set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block and this is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2024.
This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined
21 million Bitcoin. As of December 31, 2021, approximately 18.9 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.
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

In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot reduces the amount of data written to a block, speeding up the time to transaction finality, and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy.
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
As of December 31, 2021, the Digital Asset Exchanges included in the Index are Coinbase Pro, Bitstamp, Kraken and LMAX Digital. As further described below, each of these Digital Asset Exchanges are in compliance with applicable U.S. federal and state licensing requirements and practices regarding AML and KYC regulations.
Coinbase Pro
: A U.S.-based exchange registered as a money services business (“MSB”) with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.
Bitstamp
: A U.K.-based exchange registered as an MSB with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.
Kraken
: A U.S.-based exchange registered as an MSB with FinCen and licensed as money transmitter in various U.S. states. Kraken does not hold a BitLicense.
LMAX Digital
: A U.K.-based exchange registered as a broker with FCA. LMAX Digital does not hold a BitLicense.
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
dollar trading pair of each of the Digital Asset Exchanges included in the Index as of December 31, 2021 using data reported by the Index Provider since the inception of the Trust:

Digital Asset Exchanges included in the Index as of December 31, 2021(1)	Volume (BTC)	Market Share (2)
Coinbase Pro	32,019,298	20.76%
Bitstamp	22,030,291	14.28%
Kraken	11,009,299	7.14%
LMAX Digital	6,329,133	4.10%

Total BTC-U.S. Dollar trading pair	71,388,021	46.28%

(1)
On January 19, 2020, the Index Provider removed Bittrex due to a lack of trading volume and added LMAX Digital due to the exchange meeting the liquidity thresholds. On April 6, 2020, the Index Provider removed itBit due to a lack of trading volume and did not add any constituents as part of its scheduled quarterly review.

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
Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 0.64% (8.50% based on Old Index Price) and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.32% (8.47% based on Old Index Price). During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.0003% (0.24% based on Old Index Price). All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin.
The Index and the Index Price
The Index is a U.S. dollar-denominated composite reference rate for the price of Bitcoin. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the Bitcoin reference rate, (2) provide a real-time, volume-weighted fair value of Bitcoin and (3) appropriately handle and adjust for non-market
related events.
The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.
Prior to February 1, 2022, the Trust valued its Bitcoins for operational purposes by reference to the Old Index Price. The Old Index Price was calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding
24-hour
period as of 4:00 p.m., New York time, derived from the Constituent Exchanges reflected in the Index on such trade date and overlaid an averaging mechanism to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. In other words, the Index Price is the price of a Bitcoin at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period whereas the Old Index Price was the price of a Bitcoin at 4:00 p.m., New York time, calculated by taking the average of each price of a Bitcoin produced by the Index over the preceding 24-hour period. The Index Price uses the same methodology without the additional averaging mechanism being applied to the Index Price. There was no change to the Index used to determine the Index Price or the criteria used to select the Constituent Exchanges.
Constituent Exchange Selection
The Digital Asset Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Compliance with applicable U.S. federal and state licensing requirements and practices regarding anti-money
laundering (“AML”) and know-your-customer (“KYC”) regulations (i.e., a U.S.-Compliant Exchange), based on a review of the exchanges’ publicly disclosed policies and guidelines

•	Publicly known ownership

•	No restrictions on deposits and/or withdrawals of Bitcoin

•	No restrictions on deposits and/or withdrawals of U.S. dollars

•	Reliably displays new trade prices and volumes on a real-time basis through APIs

•	Programmatic trading of the indexed asset’s spot price

•	Liquid market in the indexed asset

•	Trading volume must represent a minimum of total eligible trading volumes (5% for U.S. exchanges and 10% non-U.S. exchanges)

•
Discretion of the Index Provider’s analysts, which applies to both the inclusion and exclusion of such exchanges. The Index Provider would only use this discretion to include or exclude an exchange in order to ensure the integrity of the Index; to date, the Index Provider has not exercised such discretion.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter
markets or derivatives platforms among the Constituent Exchanges.
Over-the-counter
data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter
transactions to not be arms-length, and thus not be representative of a true market price. Bitcoin derivative markets are also not currently included as the markets remain relatively thin. While the Index Provider has no plans to include data from over-the-counter
markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of Bitcoin derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter
or derivative platform data in the future.
The Index Provider and the Sponsor have entered into an index license agreement, dated as of February 1, 2022 (the “Index License Agreement”) governing the Sponsor’s use of the Index Price. In connection with the entry into the Index License Agreement, the Sponsor and the Index Provider terminated that certain license agreement, dated as of February 28, 2019, between the Sponsor and the Index Provider that governed the Sponsor’s use of the Old Index Provider. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic reports. The Trust will determine the materiality of any changes to the Index Price on a case-by-case
basis, in consultation with external counsel.
The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Exchanges, including any additions or removals of the Constituent Exchanges, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form
8-K.
Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related
events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.
Determination of the Index Price
The Index applies an algorithm to the price of Bitcoin on the Constituent Exchanges calculated on a per second basis over a
24-hour
period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

•
Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.

•
Price-Variance Weighting: The Index Price reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Exchanges. As the price at a particular exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Index Price consequently decreases.

•
Inactivity Adjustment: The Index Price algorithm penalizes stale activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Index Price is gradually reduced until it is de- weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.

•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Exchanges that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate the Index Price is not publicly available. Still, the Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.
The Sponsor believes the Index Provider’s selection process for Constituent Exchanges as well as the methodology of the Index Price’s algorithm provides a more accurate picture of Bitcoin price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of Bitcoin prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Bitcoin spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.
If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for the relevant digital asset, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”
The Trust values its Bitcoin for operational purposes by reference to the Index Price. The Index Price is the value of a Bitcoin as represented by the Index, calculated at 4:00 p.m., New York time, on each business day. The Index Provider develops, calculates and publishes the Index on a continuous basis using the price at the Digital Asset Benchmark Exchanges, as selected by the Index Provider.
Illustrative Example
For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for Bitcoin. For example, the Constituent Exchanges used to calculate the Index Price as of December 31, 2021 are Coinbase Pro, Kraken, LMAX Digital and Bitstamp.

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.07%, 11.88%, 14.57% and 6.49% for Coinbase Pro, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.

•
Inactivity Adjustment: Assume that a Constituent Exchange represented a 14% weighting on the Index Price of Bitcoin, which is based on the per-second
calculations of its trading volume and price-variance relative to the cohort of Constituent Exchanges included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting
the Constituent Exchange at the
3-minute
mark and continue to do so over a
7-minute
period until its influence was effectively zero,
10-minutes
after becoming inactive. As soon as trading activity resumed at the Constituent Exchange, the index algorithm would re-weight
it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Exchanges included in the Index. Due to the period of inactivity, it would re-weight
the Constituent Exchange activity to a weight lower than its original weighting
--for
example, to 12%.

•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each exchange versus the cohort of exchanges. The further the price at a constituent exchange is from the mean price of the cohort, the less influence that exchange’s price will have on the algorithm that produces the Index Price, as the exchange data is discretely weighted in proportion to their variance from the rest of the exchanges on a per-second
basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour
period, Bitcoin’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Exchange’s weighting during that one-hour
period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

Determination of the Index Price When Index Price is Unavailable
On January 11, 2022, the Sponsor changed the cascading set of rules used to determine the Index Price. The Sponsor will use the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

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
Competition
More than 16,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry. Similar events may occur with Bitcoin.
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
In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. See “Item 1A. Risk Factors— Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “—A determination that a digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares” and “—Changes in SEC policy could adversely impact the value of the Shares.”
Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In January 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.”

•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. South Korea has also banned initial coin offerings.

•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.

•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are
“ill-suited”
to retail investors citing extreme volatility, valuation challenges and association with financial crime.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in the United States and globally, or otherwise negatively affect the value of Bitcoin held by the Trust. The effect of any future regulatory change on the Trust or the Bitcoin held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.
See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”
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
The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold bitcoin derivatives, including Bitcoin futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual Bitcoin. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold Bitcoin derivatives, including Bitcoin futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in Bitcoin futures contracts on regulated futures exchanges.
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
Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoins, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.
Each Share represented approximately 0.0009 of one Bitcoin as of December 31, 2021. Each Share in the initial Baskets represented approximately one-tenth
(0.1) of a Bitcoin. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of Bitcoins required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Bitcoins to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium, or substantial discount to, the Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”
The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/products/grayscale-bitcoin-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of Bitcoin and Determination of the Trust’s Digital Asset Holdings.”
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
Bitcoin pricing information is available on a
24-hour
basis from various financial information service providers or Bitcoin Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of December 31, 2021, the constituent Digital Asset Exchanges of the Index were Coinbase Pro, Bitstamp, Kraken and LMAX Digital. On January 19, 2020, as part of a scheduled quarterly review, the Index Provider delisted the Bittrex constituent and added the LMAX Digital constituent. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.
The Trust has no fixed termination date.

Service Providers of the Trust
The Sponsor
The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212)
668-1427.
Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.
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
The Sponsor may, in its sole discretion, select a different index provider, select a different reference rate provided by the Index Provider or calculate the Index Price by using the cascading set of rules set forth under “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable”.
Distribution and Marketing Agreement
The Sponsor has entered into a Distribution and Marketing Agreement with Genesis Global Trading, Inc. (“Genesis”), a related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-bitcoin-trust/, executing the marketing plan for the Trust and providing strategic and tactical research on the Digital Asset Markets.
Index License Agreement
The Index Provider and the Sponsor have entered into the Index License Agreement governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The Index License Agreement will automatically renew on an annual basis. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

Administration and Accounting Agreement
The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.
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
Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.
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
In its capacity as distributor and marketer, Genesis assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-bitcoin-trust/; executing the marketing plan for the Trust; and providing strategic and tactical research to the Trust on the Digital Asset Markets. Genesis and the Sponsor are affiliates of one another.
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
Description of Limited Rights
The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable
and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive
rights or, except as discussed below, any redemption rights or rights to distributions.
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

Creation of Shares
The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2021, each Share represented approximately 0.0009 of one Bitcoin. See “— Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations for a variety of reasons, including in connection forks, airdrops and other similar occurrences.
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
Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report.
Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current
trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”
Transfer Restrictions
Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio
.
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
The Trust Documents also provide procedures for the redemption of Shares. However, the Trust does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted.
The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional Bitcoins represented by each Basket being created, which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth
of one Bitcoin (
i.e.
, carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. As of December 31, 2021, each Share represented approximately 0.0009 of one Bitcoin. Information regarding the number of Bitcoin represented by each Share is posted to the Trust’s website daily at www.grayscale.com/products/grayscale-bitcoin- trust/.
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
An Investor may pay the subscription amount in cash or Bitcoins. In the event that the Investor pays the subscription amount in cash, the Authorized Participant purchases Bitcoin in a Digital Asset Market or, to the extent the Authorized Participant already holds Bitcoin, the Authorized Participant may contribute such Bitcoin to the Trust. The Authorized Participant will receive Shares of the Trust and the Shares will then be registered in the name of the Investor. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next Business Day’s Digital Asset Holdings and the risk of any price volatility in Bitcoin during this time will be borne by the Authorized Participant. The Authorized Participant will receive Shares of the Trust on behalf of the Investor, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in Bitcoins, the Investor will transfer such Bitcoins to the Authorized Participant, which will contribute such Bitcoins in kind to the Trust, and receive Shares of the Trust, on behalf of the Investor, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of cash or Bitcoins to the Trust in exchange for Shares.

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

Expenses to Be Paid by the Sponsor
The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee.
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
Extraordinary and Other Expenses
In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring
expenses that are not Sponsor- paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoins, Incidental Rights and/or IR Virtual Currency. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length
basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.” If the Trust pays Additional Trust Expenses in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of Bitcoin that would otherwise have been used to satisfy such payment will be correspondingly reduced. See “—Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency” for further information on sales or other dispositions of Bitcoins, Incidental Rights and/or IR Virtual Currency. Although the Sponsor cannot definitively state the frequency or magnitude of Additional Trust Expenses, the Sponsor expects that they may occur infrequently.
The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

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
The quantity of Bitcoins, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of Bitcoins, Incidental Rights or IR Virtual Currency held by the Trust. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “— Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”
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

Discretion of the Index Provider
The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time.
Description of the Trust Agreement
The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.
The Sponsor
Liability of the Sponsor and Indemnification
Neither the Sponsor nor the Trust insure the Trust’s Bitcoins. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.
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
Actions Taken to Protect the Trust
The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.
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

Insurance
Pursuant to the terms of the Custodian Agreement, the Custodian is required to have insurance coverage to protect against risks such as theft of funds. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s Bitcoin, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.
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

Record Keeping; Inspection and Auditing
The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place, and visit and inspect the systems on which the Bitcoins are held, all at such times as the Trust or the Sponsor may reasonably request. The Custodian is obligated to provide a copy of any audit report prepared by its internal or independent auditors to the Trust or the Sponsor.
The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.
The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s Bitcoins.”
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
Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian produce or commission a new Services Organization Controls (“SOC”) 1 report and SOC 2 report, and promptly deliver to the Trust and the Sponsor a copy thereof by December 31 of each year. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.
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
The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the Bitcoin on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.
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
Indemnity
Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.
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
Pre-Creation
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
There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital currencies, including the price of Bitcoin in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency”, and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital currency that are not within the scope of the Notice.
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
U.S. Holders’
pro rata
shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, for taxable years beginning after December 31, 2017 and before January 1, 2026, a non- corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes. For taxable years beginning on or after January 1, 2026, a non-corporate
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
tax-exempt
shareholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt
shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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
Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a
non-U.S.
Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a
non-U.S.
Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.- source or foreign-source FDAP income.
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
Governmental plans, non-U.S. plans and certain church plans, while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.
EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.
Restrictions on Investments by Benefit Plan Investors
ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (
i.e.
, “plan assets”). Those rules provide that the assets of an entity will not be deemed “plan assets” of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (
i.e.
, all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).
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

Ineligible Purchasers
In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase (as described in clause (i), (ii) or (iii)) could result in a “prohibited transaction” under ERISA and the Code.
Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of the ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.
ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.
Item 1A.
Risk Factors
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this Annual Report on Form
10-K,
including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•
Extreme volatility of trading prices that many digital assets, including Bitcoin, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares;

•
The
medium-to-long
term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;

•	The value of the Shares is dependent on the acceptance of Bitcoin, a new and rapidly evolving industry;

•	The value of the Shares relates directly to the value of Bitcoin held by the Trust, the value of which may be highly volatile and subject to fluctuations;

•	The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;

•	Risks related to the COVID-19 outbreak could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;

•
The lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, results in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Index Price;

•
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current
trading hours between OTCQX and the Digital Asset Exchange Market;

•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•	Changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) could adversely impact the value of the Shares;

•
Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•
An Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;

•	Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;

•	The Trust may be required to disclose information, including information relating to investors, to regulators;

•	Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;

•	The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and

•	The Custodian may resign or be removed by the Sponsor, which would trigger early termination of the Trust; and;
The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.
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
The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Bitcoin, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. These drawdowns notwithstanding, digital asset prices, including Bitcoin, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and to date in 2022. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Bitcoin. For additional information that quantifies the volatility of Bitcoin prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and Bitcoin Prices.”
Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long
term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.
Digital assets such as Bitcoin were only introduced within the past decade, and the medium-to-long
term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.

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

•
The foregoing notwithstanding, the Bitcoin Network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin Network’s source code. The core developers evolve over time, largely based on self- determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin Network, the Bitcoin Network will be subject to new protocols that may adversely affect the value of Bitcoin.

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

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
As of December 31, 2021, the Bitcoin Network could handle a maximum of three transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain.
More importantly, Segregated Witness also enables
so-called
second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2021. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, Bitcoin transaction fees have increased from $0.18 per Bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2021, Bitcoin transaction fees stood at $3.10 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.
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
As of December 31, 2021, the largest 100 Bitcoin wallets held approximately 15% of the Bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.
If the digital asset award for mining blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.
If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

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

•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

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
For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. Any similar attacks on the Bitcoin Network could negatively impact the value of Bitcoin and the value of the Shares.
In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash Network. Any similar attacks on the Bitcoin Network could negatively impact the value of Bitcoin and the value of the Shares.
Although there are no known reports of malicious activity on, or control of, the Bitcoin Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. For example, it is believed that a significant amount of the processing power on the Bitcoin Network is located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, reportedly forcing several digital asset exchanges to shut down, there is a risk that the Chinese government could also achieve control over a significant amount of the processing power on the Bitcoin Network. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Shares.
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
Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led
efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Shares.
Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work
more susceptible to attack.
A hard fork may adversely affect the price of Bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork
digital asset, in anticipation that ownership of the
pre-fork
digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork
digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash Network requiring 8% of mined tokens to be redistributed to the developer pool causing a hard fork and created a network with a token labeled BCHA. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020.
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
Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in Bitcoin, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities law and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the
Howey
and
Reves
cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.
The Trust has informed the Custodian that it is irrevocably abandoning, as of any date on which the Trust creates Shares, any Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action at or prior to such date. In order to avert abandonment of an Incidental Right or IR Virtual Currency, the Trust will send a notice to the Custodian of its intention to retain such Incidental Right or IR Virtual Currency. The Sponsor intends to evaluate each future fork or airdrop on a case-by-case
basis in consultation with the Trust’s legal advisers, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Incidental Rights and IR Virtual Currency.”
In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.
In the event of a hard fork of the Bitcoin Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer
network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as Bitcoin and should therefore be considered “Bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.
Any name change and any associated rebranding initiative by the core developers of Bitcoin may not be favorably received by the digital asset community, which could negatively impact the value of Bitcoin and the value of the Shares.
From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on Bitcoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Bitcoin and the value of the Shares.
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
The value of the Shares relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

•	An increase in the global Bitcoin supply;

•	Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are largely unregulated;

•	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;

•	Forks in the Bitcoin Network;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset exchange rates;

•	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;

•	Fiat currency withdrawal and deposit policies on Digital Asset Exchanges;

•	The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;

•	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;

•	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for Bitcoin or for digital assets generally;

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
Digital Asset Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of Bitcoin trading.
Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that
80-95%
of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic
in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.
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
Negative perception, a lack of stability in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, failure or security breaches may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of such a Digital Asset Exchange’s failure could adversely affect the value of the Shares.
The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.
The Index has a limited history and the Index Price is a composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Index Provider. The Digital Asset Exchanges chosen by the Index Provider have also changed over time. For example, effective January 19, 2020, the Index Provider removed Bittrex and added LMAX Digital as part of its scheduled quarterly review. On April 6, 2020, the Index Provider removed itBit and did not add any constituents as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Index, see “Item 1. Business—Overview of the Bitcoin Industry and Market— Bitcoin Value—The Index and the Index Price.”
Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 0.64% (8.50% based on Old Index Price) and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.32% (8.47% based on Old Index Price). During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.0003% (0.24% based on Old Index Price). During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.0003%. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoins, which could adversely affect the value of the Shares.
The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.
The price of Bitcoin on public Digital Asset Exchanges has a very limited history, and during this history, Bitcoin prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, since the beginning of the Trust’s operations, the Index Price ranged from $117.03 to $67,352.59 ($117.03 to $67,397.98 based on Old Index Price), with the straight average being $9,535.36 ($9,508.58 based on Old Index Price) through December 31, 2021. In addition, in the twelve months from January 1, 2021 to December 31, 2021, the Index Price ranged from $29,311.80 to $67,352.59 ($29,235.54 to $67,397.98 based on Old Index Price). The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of Bitcoin more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Bitcoin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and Bitcoin Prices.”
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
Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2021, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2021, there were over 16,000 alternative digital assets tracked by CoinMarketCap.com, having a total market-capitalization of approximately $2,066.4 billion (including the approximately $875.9 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche, Terra or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Shares.
In addition, some digital asset networks, including the Bitcoin Network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Litecoin Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.
Investors may invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other potential financial vehicles, possibly including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin are formed and represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Index Price, the Digital Asset Holdings, the price of the Shares, the NAV and the NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the Digital Asset Holdings per Share.
Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.
There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list the Trust on a national security exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. On October 19, 2021, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this Annual Report, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not sought relief from the SEC under Regulation M to operate an ongoing redemption program, and neither the Sponsor nor the Trust makes any representation as to if or when such approval and relief will be obtained. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares
The Trust faces risks related to the
COVID-19
outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.
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
COVID-19
has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the
COVID-19
outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of
COVID-19
and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including BTC, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the
COVID-19
outbreak. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of Bitcoin and the value of the Shares.
In addition, the
COVID-19
pandemic has disrupted the operations of many businesses. In response to the
COVID-19
pandemic, the Sponsor has made certain adjustments to its operations, including moving all of its employees to a remote working situation as of March 31, 2020. While the operations of the Sponsor and the Trust have not been materially impacted as of the date hereof, there can be no assurance that further developments with respect to the
COVID-19
pandemic will not have such an impact. Moreover, the Trust relies on third party service providers to perform certain functions essential to managing the affairs of the Trust. Any disruptions to the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the affairs of the Trust. The
COVID-19
outbreak or a similar pandemic could also cause disruption to Digital Asset Markets, including the closure of Digital Asset Exchanges, which could impact the price of Bitcoin and impact the Index or the Index Provider’s operations, all of which could have a negative impact on the Trust.
Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share.
Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of Bitcoin to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share.
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non- current trading hours between OTCQX and the Digital Asset Exchange Market.
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
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share.
Historically, the Shares have traded at a substantial premium over the Digital Asset Holdings per Share. More recently, the Shares have traded at a substantial discount to the Digital Asset Holdings per Share. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium at which the Shares have traded has fluctuated over time. From May 5, 2015 to December 31, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% (142% based on Old Index Price) and the average premium was 37% (37% based on Old Index Price). Moreover, the closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 217 days (217 days based on Old Index Price). From May 5, 2015 to December 31, 2021, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 21% (22% based on Old Index Price) and the average discount was 13% (13% based on Old Index Price). As of December 31, 2021, the Trust’s Shares were quoted on OTCQX at a discount of 20% (22% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.
The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.
The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid to the Sponsor in Bitcoin. See “Item 1. Business—Activities of the Trust—Disposition of Bitcoins, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Bitcoin in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.
The value of the Shares may be influenced by a variety of factors unrelated to the value of Bitcoin.
The value of the Shares may be influenced by a variety of factors unrelated to the price of Bitcoin and the Digital Asset Exchanges included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

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
The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.
The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in
CEA-regulated
instruments or commodity pools.
The restrictions on transfer and redemption may result in losses on an investment in the Shares.
Shares purchased in the private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio
. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.
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
On October 19, 2021, NYSE Arca filed an application with the SEC pursuant to Rule
19b-4
under the Exchange Act to list the Shares of the Trust on NYSE Arca. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the Shares. After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the Shares. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. As of the date of this Annual Report, the NYSE Arca
19b-4
application has not been approved by the SEC and the Trust has not sought relief from the SEC under Regulation M to operate an ongoing redemption program, and neither the Sponsor nor the Trust makes any representation as to if or when such approval and relief will be obtained. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

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
Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.
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
The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to a Digital Asset Account, the relevant private keys (and therefore Bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.
An actual or perceived breach of a Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.
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
The Sponsor may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s Bitcoins.
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
The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s Bitcoins. While the Custodian has advised the Sponsor that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s Bitcoin, resulting from theft, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoins. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets.
Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the Bitcoins on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds Bitcoin with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any Bitcoins to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw Bitcoin from the Digital Asset Account according to the Custodian Agreement), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost Bitcoin. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.
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
The Sponsor is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.
The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price— Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of Bitcoin. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.
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
Risk Factors Related to the Regulation of the Trust and the Shares
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoins, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.
In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of Digital Asset Markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and Bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.
Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy- enhancing digital assets like Zcash and Monero in criminal activity on the internet. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.
A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding,
statements by senior officials at the SEC indicate that the SEC does not consider Bitcoin or Ethereum to be securities, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.
Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the
Howey
and
Reves
tests, respectively. For many digital assets, whether or not the
Howey
or
Reves
tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the
Howey
and
Reves
tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.
As part of determining whether Bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the
Howey
and
Reves
cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Bitcoin with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Bitcoin is not a security in light of the uncertainties inherent in the
Howey
and
Reves
tests. However, because of these uncertainties, the Sponsor acknowledges that Bitcoin may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.
As is the case with Bitcoin, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the
Howey
and
Reves
analyses. After having gathered this information, counsel typically analyzes it in light of the
Howey
and
Reves
tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law
status of Bitcoin or any other particular digital asset.
The Sponsor does not intend to permit the Trust to continue holding Bitcoin (and therefore would dissolve the Trust) if the Sponsor determines it is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s Bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that Bitcoin could at some future point be determined to be a security.
Any enforcement action by the SEC or a state securities regulator asserting that Bitcoin is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security
digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.
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
Changes in SEC policy could adversely impact the value of the Shares.
The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any digital-asset focused exchange- traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.
Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.
The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of Bitcoin and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.
Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Bitcoin Network), the Digital Asset Market, and as a result, impact the value of the Shares.
A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are
“ill-suited”
to retail investors citing extreme volatility, valuation challenges and association with financial crime. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Government Oversight.”
Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Bitcoin. The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.
If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Bitcoin Network and the value of the Shares.
Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2021, over 179 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.
Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin Network, and consequently adversely impact the value of the Shares.
If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.
To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.
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
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoins are treated. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.
To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoins at a time that is disadvantageous to shareholders.
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
The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the
Pre-Creation
Abandonment Notices to the former custodian and the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.
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

The treatment of digital currencies for tax purposes by
non-U.S.
jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a
non-U.S.
jurisdiction would impose sales tax or value- added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.
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
tax-exempt
shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt
shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares.
Non-U.S.
Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.
The Ruling & FAQs do not address whether income recognized by a
non-U.S.
person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income.
Non-U.S.
Holders (as defined under “Certain U.S. Federal Income Tax Consequences
--Tax
Consequences to
Non-U.S.
Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a
non-U.S.
Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such
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

•
Affiliates of the Sponsor have substantial direct investments in Bitcoin that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;

•	There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;

•	Several employees of the Sponsor and the Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”), are FINRA-registered representatives who maintain their licenses through Genesis;

•
DCG is (i) the sole member and parent company of the Sponsor and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity;

•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. DCG’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Bitcoin Network, DCG’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin Network could be adverse to positions that would most benefit the Trust;

•
DCG has been vocal in the past about its support for digital assets other than Bitcoin. Any investments in, or public positions taken on, digital assets other than Bitcoin by DCG, could have an adverse impact on the price of Bitcoin;

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

•	The Sponsor and Genesis, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;

•
While the Index Provider does not currently utilize data from over-the-counter
markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and

•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, which agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business - Description of the Trust Agreement.”
For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, the Authorized Participant, the Index Provider, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”
Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for Bitcoin in arm’s-length
transactions.
The Sponsor’s parent company, DCG, is also the parent company of Genesis Global Trading, Inc., a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of Bitcoin. See “Item 1. Business - Description of Creation of Shares.” As the sole Authorized Participant, Genesis is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length
basis.
While additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor, the Sponsor may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Trust. The Sponsor may have an incentive to resolve questions between Genesis, on the one hand, and the Trust and shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Amount).
The Index Provider is an affiliate of the Sponsor and the Trust.
On December 31, 2020, CoinDesk, Inc., an affiliate of the Sponsor and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., the Index Provider. As a result of this acquisition, the Index Provider is a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of DCG. The Index Provider publishes the Index and the Index Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in Bitcoin. The number of Bitcoin that accrues each day as the Sponsor’s Fee is determined by reference to the Index Price published by the Index Provider.
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

If the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. Because such a determination could reflect negatively upon the Index Provider, lead to a decrease in the Index Provider’s revenue or otherwise adversely affect the Index Provider, and because of their affiliation, the Index Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor.
In addition, although the Index does not currently include data from over-the-counter
markets or derivatives platforms, the Index Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis. Any impact on the accuracy or perceived accuracy of the Index Price could have a negative impact on the value of the Shares.
DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Exchanges included in the Index Price.
DCG, the sole member and parent company of the Sponsor, holds minority interests of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Coinbase Pro and Kraken are two of such Digital Asset Exchanges included in the Index.
Although DCG does not exercise control over Coinbase Pro or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Exchanges in a way that benefits DCG, for example by artificially inflating the values of Bitcoin in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.
DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Sponsor to take actions that favor the Custodian’s interests over the Trust’s interests.
Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the Bitcoin and Incidental Rights and/or IR Virtual Currency held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Sponsor to favor the Custodian’s interests over the interests of the Trust or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.
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
The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)- 2(d)(6) under the Investment Advisers Act of 1940, as amended, and is licensed to custody the Trust’s Bitcoins in trust on the Trust’s behalf. However, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.
The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.
An affiliate of the Sponsor is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for Bitcoins.
Both the Sponsor and CoinDesk are subsidiaries of DCG. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from DCG’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including Bitcoin, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of DCG’s ownership stake, and this could cause the trading prices of digital assets, including Bitcoin, to be higher than they would be otherwise.
Item 1B.
Unresolved Staff Comments
Not applicable.
Item 2.
Properties
None.
Item 3.
Legal Proceedings
None.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares are distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. The Shares are quoted on OTCQX under the ticker symbol “GBTC.”
Over-the-counter
market quotations reflect inter-dealer prices, without retail mark-up,
mark-down or commission and may not necessarily represent actual transactions.
Holders of Record
As of December 31, 2021, there were approximately 94 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Recent Sales of Unregistered Shares
As of December 31, 2021, the Registrant has distributed 692,370,100 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 694,811.86692579 Bitcoins. During the year ended December 31, 2021, the Registrant has distributed 53,463,500 Shares; in exchange for these sales, the Trust received an aggregate of 50,738.88950472 Bitcoins. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Genesis with respect to such sales.
Purchases of Equity Securities
Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding Digital Currency Group, Inc.’s (“DCG”), the parent company of the Sponsor, open market purchases of Shares of Grayscale Bitcoin Trust (OTCQX: GBTC) on a monthly basis during the three months ended December 31, 2021:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2021 – October 31, 2021	7,002,075	$46.69	7,002,075	$461.3
November 1, 2021 – November 30, 2021	1,600,000	50.32	1,600,000	380.8
December 1, 2021 – December 31, 2021	—	—	—	380.8

Total	8,602,075	$47.37	8,602,075	$380.8

(1)
On March 10, 2021, the Board of the Sponsor (“the Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through February 22, 2022, DCG has purchased a total of $698 million worth of Shares of the Trust.

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”
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

	As of December 31,
	2021	2020	2019
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	692,370,100	638,906,600	269,445,300
Number of Shares freely tradable(1)	645,203,448	400,095,116	204,546,060
Number of beneficial holders owning at least 100 Shares(2)	94	415	145
Number of holders of record(2)	94	415	145

(1)	Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
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
Review of Financial Results
Financial Highlights for the Years ended December 31, 2021, 2020 and 2019
(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	2021	2020	2019
Net realized and unrealized gain on investment in Bitcoin	$10,569,768	$11,196,384	$686,551

Net increase in net assets resulting from operations	$9,954,348	$11,102,880	$651,821

Net assets	$29,576,053	$17,716,478	$1,866,218

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2021 was $10,569,768 which includes a realized gain of $470,168 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $10,099,600. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $29,185.05 per Bitcoin as of December 31, 2020 to $45,867.86 per Bitcoin as of December 31, 2021. Net increase in net assets resulting from operations was $9,954,348 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $615,420. Net assets increased to $29,576,053 at December 31, 2021, a 67% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 50,739 Bitcoin with a value of $1,905,227 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 12,968 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2020 was $11,196,384 which includes a realized gain of $50,335 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $11,146,049. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $7,145.00 per Bitcoin as of December 31, 2019 to $29,185.05 per Bitcoin as of December 31, 2020. Net increase in net assets resulting from operations was $11,102,880 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $93,504. Net assets increased to $17,716,478 at December 31, 2020, a 849% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 353,646 Bitcoin with a value of $4,747,380 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,799 Bitcoin to pay the foregoing Sponsor’s Fee.
Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2019 was $686,551 which includes a realized gain of $23,305 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $663,246. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $3,679.42 per Bitcoin as of December 31, 2018 to $7,145.00 per Bitcoin as of December 31, 2019. Net increase in net assets resulting from operations was $651,821 for the year ended December 31, 2019, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $34,730. Net assets increased to $1,866,218 at December 31, 2019, a 148% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 61,556 Bitcoin with a value of $462,775 to the Trust in connection with Share creations during the year, partially offset by the withdrawal of approximately 4,641 Bitcoin to pay the foregoing Sponsor’s Fee.
Cash Resources and Liquidity
The Trust has not had a cash balance at any time since inception. When selling Bitcoins, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of Bitcoins, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.
In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.
Selected Operating Data

	For the year ended December 31,
	2021	2020	2019
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	607,039	261,192	204,277
Creations	50,739	353,646	61,556
Sponsor’s Fee, related party	(12,968)	(7,799)	(4,641)

Closing balance	644,810	607,039	261,192
Accrued but unpaid Sponsor’s Fee, related party	–	–	–

Net closing balance	644,810	607,039	261,192

Number of Shares:
Opening balance	638,906,600	269,445,300	206,559,100
Creations	53,463,500	369,461,300	62,886,200

Closing Balance	692,370,100	638,906,600	269,445,300

	For the year ended December 31,
	2021	2020	2019
Price of Bitcoin on principal market (1)	$45,867.86	$29,185.05	$7,145.00

NAV per Share (2)	$42.72	$27.73	$6.93

Old Index Price (3)	$47,172.21	$28,788.57	$7,200.71

Digital Asset Holdings per Share using Old Index Price (3)	$43.93	$27.35	$6.98

(1)	The Trust performed an assessment of the principal market at December 31, 2021, 2020 and 2019, respectively, and identified the principal market as Coinbase Pro.
(2)
As of December 31, 2021, 2020 and 2019, respectively, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)
Prior to February 1, 2022, the Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price as of 4:00 p.m., New York time, on the valuation date. The Old Index Price was calculated using non-GAAP
methodology and is not used in the Trust’s financial statements. Effective February 1, 2022, the Trust began using the Index Price to calculate its Digital Asset Holdings and Digital Asset Holdings per Share as of 4:00 p.m., New York time, on the valuation date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and Bitcoin Prices” for further information on the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share calculated using the Index Price. The Digital Asset Exchanges included in the Index as of December 31, 2021 and 2020 were Coinbase Pro, LMAX Digital, Kraken and Bitstamp. As of December 31, 2019 the Digital Asset Exchanges included in the Index consisted of Coinbase Pro, Bitstamp, Kraken, Bittrex and itBit.

For accounting purposes, the Trust reflects creations and the Bitcoins receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Bitcoins is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report.
As of December 31, 2021, the Trust had a net closing balance of 644,809.96863835 Bitcoins with a total value of $30,417,111,251, based on the Old Index Price of $47,172.21 on December 31, 2021
(non-GAAP
methodology). As of December 31, 2021, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $45,867.86 on December 31, 2021 was $29,576,053,368.
As of December 31, 2020, the Trust had a net closing balance of 607,039.48515191 Bitcoins with a total value of $17,475,798,711, based on the Old Index Price of $28,788.57 on December 31, 2020
(non-GAAP
methodology). As of December 31, 2020, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $29,185.05 on December 31, 2020 was $17,716,477,727.
As of December 31, 2019, the Trust had a net closing balance of 261,192.14022299 Bitcoins with a total value of $1,880,768,856, based on the Old Index Price of $7,200.71 on December 31, 2019
(non-GAAP
methodology). As of December 31, 2019, the total market value of the Trust’s Bitcoin based on the principal market (Coinbase Pro) of $7,145.00 on December 31, 2019 was $1,866,217,842.
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
The following chart illustrates the movement in the Index Price, the Old Index Price, the Trust’s Digital Asset Holdings per Share based on the Old Index Price and the Index Price and the Trust’s net asset value per share as calculated in accordance with GAAP from September 25, 2013 to December 31, 2021. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

The following table illustrates the movements in the Old Index Price from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2021. Since the beginning of the Trust’s operations, the Old Index Price has ranged from $117.03 to $67,397.98, with the straight average being $9,508.58. The Sponsor has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2017	$3,942.40	$18,756.45	12/18/2017	$780.71	1/12/2017	$13,340.23	$14,517.67
Twelve months ended December 31, 2018	$7,497.29	$15,736.96	1/5/2018	$3,228.07	12/14/2018	$3,760.46	$3,760.46
Twelve months ended December 31, 2019	$7,319.77	$12,681.53	7/10/2019	$3,365.98	2/7/2019	$7,200.71	$7,200.71
Twelve months ended December 31, 2020	$11,074.72	$28,788.57	12/31/2020	$5,050.07	3/16/2020	$28,788.57	$28,788.57
Twelve months ended December 31, 2021	$47,316.42	$67,397.98	11/9/2021	$29,235.54	1/1/2021	$47,172.21	$47,172.21
September 25, 2013 (the inception of the Trust’s operations) to December 31, 2021	$9,508.58	$67,397.98	11/9/2021	$117.03	10/3/2013	$47,172.21	$47,172.21
The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $67,352.59, with the straight average being $9,535.36. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2017	$3,971.47	$19,209.14	12/16/2017	$783.38	1/11/2017	$14,131.50	$14,415.36
Twelve months ended December 31, 2018	$7,518.87	$16,847.15	1/6/2018	$3,164.99	12/14/2018	$3,679.42	$3,679.42
Twelve months ended December 31, 2019	$7,355.63	$13,838.57	6/26/2019	$3,358.99	2/7/2019	$7,144.93	$7,144.93
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
September 25, 2013 (the inception of the Trust’s operations) to December 31, 2021	$9,535.36	$67,352.59	11/9/2021	$117.03	10/3/2013	$45,869.35	$45,869.35

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to December 31, 2021. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $67,371.70, with the straight average being $9,536.92:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2017	$3,987.48	$19,433.21	12/16/2017	$793.04	1/11/2017	$14,168.54	$14,440.01
Twelve months ended December 31, 2018	$7,517.17	$16,849.50	1/6/2018	$3,164.61	12/14/2018	$3,779.42	$3,679.42
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
September 25, 2013 (the inception of the Trust’s operations) to December 31, 2021	$9,536.92	$67,371.70	11/9/2021	$110.83	10/2/2013	$45,867.86	$45,867.86
Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol GBTC since March 26, 2015. The price of the Shares as quoted on OTCQX has varied significantly from the Bitcoins Holdings per Share. From May 5, 2015 to December 31, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 142% (142% based on Old Index Price) and the average premium was 37% (37% based on Old Index Price), and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 21% (22% based on Old Index Price) and the average discount was 13% (13% based on Old Index Price). As of December 31, 2021 the Trust’s shares were quoted on OTCQX at a discount of 20% (22% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 217 days (217 days based on Old Index Price).
The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share and the Trust’s Digital Asset Holdings per Share using both the Old Index Price and the Index Price for each of the quarters since January 1, 2019.

	High				Low
	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share (2)	Digital Asset Holdings per Share using Old Index Price (2)	OTCQX	NAV per Share (1)	Digital Asset Holdings per Share (2)	Digital Asset Holdings per Share using Old Index Price (2)
2019
First quarter	$4.99	$4.08	$4.08	$4.02	$3.84	$3.31	$3.31	$3.32
Second quarter	$17.08	$13.56	$13.55	$12.37	$4.97	$4.07	$4.07	$4.05
Third quarter	$16.35	$12.25	$12.24	$12.41	$9.83	$7.75	$7.75	$7.81
Fourth quarter	$11.82	$9.48	$9.48	$9.30	$8.01	$6.39	$6.39	$6.56
2020
First quarter	$13.48	$10.05	$10.05	$10.00	$5.54	$4.78	$4.77	$4.88
Second quarter	$12.30	$9.59	$9.59	$9.55	$6.50	$5.99	$5.99	$6.07
Third quarter	$14.75	$11.81	$11.82	$11.63	$9.31	$8.67	$8.67	$8.73
Fourth quarter	$32.90	$27.73	$27.73	$27.35	$10.85	$10.04	$10.05	$10.04
2021
First quarter	$56.70	$58.30	$58.29	$57.36	$31.36	$27.83	$27.85	$27.78
Second quarter	$54.93	$59.96	$59.96	$59.86	$27.45	$29.71	$29.70	$29.43
Third quarter	$40.73	$48.50	$48.50	$48.39	$24.02	$27.99	$27.99	$28.08
Fourth quarter	$53.49	$62.92	$62.91	$62.95	$34.25	$42.72	$42.72	$43.24

(1)
The NAV is calculated using the fair value of Bitcoins based on the price provided by the Digital Asset Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase Pro.

(2)
The Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price as of 4:00 p.m., New York time, on the valuation date. Effective February 1, 2022, the Trust began using the Index Price to calculate its Digital Asset Holdings and Digital Asset Holdings per Share as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price—Determination of the Index Price.” The Trust’s Digital Asset Holdings are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. Prior to February 1, 2022, the Trust’s Digital Asset Holdings per Share was derived from the Old Index Price. The Index Price is calculated using non-GAAP
methodology and is not used in the Trust’s financial statements. See “Item 1. Business —Trust Objective and Key Operating Metrics.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.
GBTC Premium/(Discount): GBTC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.
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

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2021.
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
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.
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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.
Friedman LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2021 included in this Annual Report on Form
10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 on page F-2.
Changes in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
Item 9B.
Other Information
Not applicable.
Item 9C.
Disclosure Regarding Jurisdictions that Prevent Inspections.
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
The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668- 1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.
Barry E. Silbert, Chairman of the Board
Barry E. Silbert, 45, is the founder the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, the Authorized Participant, as well as CoinDesk.
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
Mark Murphy, Board Member
Mark Murphy, 46, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day
management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.
Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).
Michael Sonnenshein, Board Member and Chief Executive Officer
Michael Sonnenshein, 35, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business and its $20.2 billion in assets under management. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Sponsor’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.
Edward McGee, Chief Financial Officer
Edward McGee, 38, is the Chief Financial Officer of the Sponsor, having served as Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.
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
The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 22, 2022 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc. (1)(2)	28,163,302	4.07%
Directors & Officers of the Sponsor: (3)
Barry E. Silbert (4)	*	*	%
Mark Murphy	*	*	%
Michael Sonnenshein	*	*	%
Edward McGee	*	*	%
Directors & officers of the Sponsor as a group	*	*	%

(1)
Includes 28,080,646 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; 3,485 Shares held by Genesis Global Trading Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.; and 79,171 Shares held by Genesis Global Capital LLC, an affiliate of Genesis Global Trading Inc. and a wholly owned subsidiary of Digital Currency Group Inc.

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
over-the-counter
trading data from Genesis in the Index.
Item 14.
Principal Accountant Fees and Services
Fees for services performed by Friedman LLP for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$239,200	$202,564

Total	$239,200	$202,564

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2021, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.
Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements on Page
F-1
for a list of the financial statements being filed herein.

2.	Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Number	Exhibit Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.2	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.3	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Registrant on March 20, 2020).

4.4	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement).

4.5	Form of Participant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 20, 2020).

10.1 †	Custodian Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.3 †	Index License Agreement (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by the Registrant on February 4, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on November 19, 2019).

10.5	Fund Administrative and Accounting Agreement (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Registrant on July 9, 2021).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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
“
Administrator
”—The Bank of New York Mellon, a New York corporation authorized to do a banking business.
“
Administrator Fee
”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.
“
Affirmative Action
”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation of shares.
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
“
Basket
”—A block of 100 Shares.
“
Basket Amount
”—On any trade date, the number of Bitcoins required as of such trade date for each Creation Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted prior to February 1, 2022 using the Old Index Price and as of February 1, 2022 using the Index Price at such time, in each case carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth
of one Bitcoin (
i.e.
, carried to the eighth decimal place)), and multiplying such quotient by 100.
“
Bitcoin
” or “
BTC
”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.
“
Bitcoin Cash
”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Cash Network, which came into existence following the Bitcoin hard fork on August 1, 2017.
“
Bitcoin Gold
”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Gold Network, which came into existence following the Bitcoin hard fork on October 24, 2017.
“
Bitcoin Network
”—The online,
end-user-to-end-user
network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.
“
Bitcoin SegWit2X
”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin SegWit2X Network, which came into existence following the Bitcoin hard fork on December 28, 2017.
“
Blockchain
” or “
Bitcoin Blockchain
”—The public transaction ledger of the Bitcoin Network on which transactions in Bitcoin are recorded.

“
CEA
”—Commodity Exchange Act of 1936, as amended.
“
CFTC
”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.
“
Code
”—The U.S. Internal Revenue Code of 1986, as amended.
“
Covered Person
”—The Sponsor and its affiliates.
“
Creation Basket
”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.
“
Creation Time
”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.
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
“
Digital Asset Benchmark Exchange
”—A Digital Asset Exchange that represents at least 25% of the aggregate U.S. dollar- denominated trading volume of Bitcoin during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Digital Asset Exchange’s applicable jurisdiction. If there are fewer than three such Digital Asset Exchanges, then the Digital Asset Benchmark Exchanges will include such Digital Asset Exchange or Digital Asset Exchanges that meet the above-described requirements, as well as one or more additional Digital Asset Exchanges, selected by the Sponsor, that have had monthly trading volume of at least 50,000 Bitcoins during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Digital Asset Exchange’s applicable jurisdiction.
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
“
Digital Asset Market
”— A “Brokered Market,” “Dealer Market,”
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
“
DTC Participant
”—A direct participant in DTC, such as a bank, broker, dealer or trust company.
“
ERISA
”—The Employee Retirement Income Security Act of 1974, as amended.
“
Exchange Act
”—The Securities Exchange Act of 1934, as amended.
“
FDIC
”—The Federal Deposit Insurance Corporation.
“
FinCEN
”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.
“
FINRA
”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker- dealers, including Authorized Participants.
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
“
Index
”—The CoinDesk Bitcoin Price Index (XBX).
“
Index License Agreement
”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.
“
Index Price
”— The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.
“Index Provider
”— CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.
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
“
IRA
”—An individual retirement account provided for under Section 408(m) of the Code.
“
IRS
” — The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.
“
Marketing Fee
”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.
“
NAV
”—The net asset value of the Trust determined on a GAAP basis.

“
Old Index Price
”—The volume-weighted average index price of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding
24-hour
period as of 4:00 p.m., New York time, on each business day, derived from the selected Digital Asset Exchanges that are reflected in the Index on such trade date.
“
OTCQX
”—The OTCQX tier of OTC Markets Group Inc.
“
Participant Agreement
”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Bitcoins required for Creation Baskets.
“
Pre-Creation
Abandonment
”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time for the Trust.
“
Pre-Creation
Abandonment Notice
”—A notice delivered by the Sponsor to the former custodian and the current Custodian, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.
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
“
SIPC
”—The Securities Investor Protection Corporation.
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
“
Total Basket Amount
”—With respect to any creation order, the applicable Basket Amount multiplied by the number of Baskets being created.
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

“
Treasury Regulations
”—The regulations, including proposed or temporary regulations, promulgated under the Code.
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

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
Member of the Board of Directors
and Chief Executive Officer
	Title:	(Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
Chief Financial Officer
	Title:	(Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Barry E. Silbert
	Name:	Barry E. Silbert
Chairman of the Board of Directors
	Title:	(Director)*

By:	/s/ Mark Murphy
	Name:	Mark Murphy
Member of the Board of Directors
	Title:	(Director)*
Date: February 25, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Bitcoin Trust (BTC) (the “Trust”) as of December 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments LLC. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of audit evidence pertaining to the existence and control of digital assets
We identified the evaluation of audit evidence pertaining to the existence of digital assets and whether the Trust controls the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of digital assets and whether the Trust controls the digital assets. Control over the digital assets is proven through access to private cryptographic keys stored using third-party custodial services.
The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in blockchain technology and digital assets and applied auditor judgment in determining the nature and extent of audit evidence required. We evaluated and tested the design and operating effectiveness of certain internal controls over digital assets, including controls over the comparison of the

Trust’s records of digital assets held to the custodial records. We evaluated the sufficiency of the design and operating effectiveness of internal controls at the custodian, including the processes surrounding private key lifecycle management, the private key generation process, the storage of private keys and the authorization of digital asset transactions. We obtained confirmation from the custodian of the Trust’s digital assets as of December 31, 2021 and compared the total digital assets confirmed to the Trust’s record of digital asset holdings. We also compared the Trust’s record of digital asset holdings to the records on the public blockchain using an audit software tool. We tested movements on the blockchain to evidence that the Trust controls the digital assets through the custodian account. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.
Evaluation of audit evidence pertaining to the valuation of digital assets
We identified the evaluation of audit evidence pertaining to the valuation of digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the principal market for the Trust’s investment in its digital asset holdings. Digital assets are transacted across many exchange, brokered, dealer, and principal-to-principal
markets with no regulated central pricing mechanism. Many of these markets do not share trading volume or activity data publicly.
The following are the primary procedures we performed to address this critical audit matter. We obtained and evaluated the Trusts principal market analysis which identifies the Trust’s ability to access markets in which its digital asset holdings trade, and considered the volume and level of activity of each market. We evaluated and tested the design and operating effectiveness of certain internal controls over digital asset valuation, including controls over the comparison of the price of digital assets from the principal market to public quotations from that market. We independently extracted transaction volume and activity over the relevant period, as well as last trade bids as of December 31, 2021 at 4:00 PM Eastern Standard Time, with independent application programming interfaces (“API”) for accessible exchange markets, and compared for consistency of pricing between markets. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the accessibility of markets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the identification of the principal market.
/s/ Friedman LLP
We have served as the Trust’s auditor since 2015.
New York, New York
February 25,
2022

F-
3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)
Opinion on Internal Control over Financial Reporting
We have audited Grayscale Bitcoin Trust (BTC)’s (the “Trust”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”), and our report dated February 25, 2022, expressed an unqualified opinion.
Basis for Opinion
The management of Grayscale Investments LLC (the Trust’s sponsor) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Friedman LLP
New York, New York
February 25, 2022

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in thousands, except Share and per Share amounts)

	December 31, 2021	December 31, 2020
Assets:
Investment in Bitcoin, at fair value (cost $7,303,280 and $5,543,305 as of December 31, 2021 and 2020, respectively)	$29,576,053	$17,716,478

Total assets	$29,576,053	$17,716,478

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$29,576,053	$17,716,478

Net Assets consist of:
Paid-in-capital	$7,513,961	$5,608,734
Accumulated net investment loss	(789,760)	(174,340)
Accumulated net realized gain on investment in Bitcoin	579,079	108,911
Accumulated net unrealized appreciation on investment in Bitcoin	22,272,773	12,173,173

	$29,576,053	$17,716,478

Shares issued and outstanding, no par (unlimited Shares authorized)	692,370,100	638,906,600

Net asset value per Share	$42.72	$27.73

See accompanying notes to the financial statements.

F-
5

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT
(Amounts in thousands, except quantity of Bitcoin and percentages)

December 31, 2021	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	644,809.96863835	$7,303,280	$29,576,053	100%

Net Assets		$7,303,280	$29,576,053	100%

December 31, 2020	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	607,039.48515191	$5,543,305	$17,716,478	100%

Net Assets		$5,543,305	$17,716,478	100%

See accompanying notes to the financial statements.

F-
6

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Investment income:
Investment income	$—	$—	$—
Expenses:
Sponsor’s fee, related party	615,420	93,504	34,730

Net investment loss	(615,420)	(93,504)	(34,730)

Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin	470,168	50,335	23,305
Net change in unrealized appreciation on investment in Bitcoin	10,099,600	11,146,049	663,246

Net realized and unrealized gain on investment	10,569,768	11,196,384	686,551

Net increase in net assets resulting from operations	$9,954,348	$11,102,880	$651,821

See accompanying notes to the financial statements.

F-
7

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS
(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2021	2020	2019
Increase in net assets from operations:
Net investment loss	$(615,420)	$(93,504)	$(34,730)
Net realized gain on investment in Bitcoin	470,168	50,335	23,305
Net change in unrealized appreciation on investment in Bitcoin	10,099,600	11,146,049	663,246

Net increase in net assets resulting from operations	9,954,348	11,102,880	651,821

Increase in net assets from capital share transactions:
Shares issued	1,905,227	4,747,380	462,775

Net increase in net assets resulting from capital share transactions	1,905,227	4,747,380	462,775

Total increase in net assets from operations and capital share transactions	11,859,575	15,850,260	1,114,596

Net assets:
Beginning of year	17,716,478	1,866,218	751,622

End of year	$29,576,053	$17,716,478	$1,866,218

Changes in Shares outstanding
Shares outstanding at beginning of year	638,906,600	269,445,300	206,559,100

Shares issued	53,463,500	369,461,300	62,886,200

Net increase in Shares	53,463,500	369,461,300	62,886,200

Shares outstanding at end of year	692,370,100	638,906,600	269,445,300

See accompanying notes to the financial statements.

F-
8

GRAYSCALE BITCOIN TRUST (BTC)
NOTES TO THE FINANCIAL STATEMENTS
1. Organization
Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“BTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”)
in exchange for Bitcoin. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Bitcoin, in accordance with the terms of the Trust Agreement.
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
Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC.
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
The administrator for the Trust (“the Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.
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

F-
9

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

F-
10

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investment in Bitcoin	$29,576,053	$–	$29,576,053	$–

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Investment in Bitcoin	$17,716,478	$–	$17,716,478	$–

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2021, 2020 and 2019 the Trust held 644,809.96863835, 607,039.48515191 and 261,192.14022299 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $45,867.86, $29,185.05 and $7,145.00 on December 31, 2021, 2020 and 2019, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).
The following represents the changes of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of December 31, 2018	204,277.35165345	$751,622

Bitcoin contributed	61,555.82798061	462,775
Bitcoin distributed for Sponsor’s Fee, related party	(4,641.03941107)	(34,730)
Net change in unrealized appreciation on investment in Bitcoin	–	663,246
Net realized gain on investment in Bitcoin	–	23,305

Ending balance as of December 31, 2019	261,192.14022299	$1,866,218

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of December 31, 2019	261,192.14022299	$1,866,218

Bitcoin contributed	353,645.90363431	4,747,380
Bitcoin distributed for Sponsor’s Fee, related party	(7,798.55870539)	(93,504)
Net change in unrealized appreciation on investment in Bitcoin	–	11,146,049
Net realized gain on investment in Bitcoin	–	50,335

Ending balance as of December 31, 2020	607,039.48515191	$17,716,478

F-
1
1

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of December 31, 2020	607,039.48515191	$17,716,478

Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor’s Fee, related party	(12,968.40601828)	(615,420)
Net change in unrealized appreciation on investment in Bitcoin	–	10,099,600
Net realized gain on investment in Bitcoin	–	470,168

Ending balance as of December 31, 2021	644,809.96863835	$29,576,053

4
.
Creations and Redemptions of Shares
At December 31, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 and 0.0010 of one Bitcoin at December 31, 2021 and December 31, 2020, respectively. The decrease in the number of Bitcoin represented by each Share is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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
Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the Securities Exchange Commission (“SEC”). At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule
19b-4
under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this Annual Report, the NYSE Arca
19b-4
application has not been approved by the SEC and the Trust has not sought relief from the SEC under Regulation M to operate an ongoing redemption program, and neither the Sponsor nor the Trust makes any representation as to if or when such approval and relief will be obtained.
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

F-1
2

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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended December 31, 2021, 2020 and 2019, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2021 or December 31, 2020.
6. Related Parties
The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and
CoinDesk Indices
, Inc. As of December 31, 2021 and December 31, 2020, 25,327,433 and 14,512,320 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2021, 2020 and 2019.
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
For the years ended December 31, 2021, 2020 and 2019, the Trust incurred Sponsor’s Fees of $615,420,161, $93,504,648 and $34,730,355, respectively. As of December 31, 2021 and 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2021, 2020 and 2019, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

F-1
3

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. The share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

From March 10, 2021 through December 31, 2021, DCG has purchased a total of $619 million worth of Shares of the Trust.
7. Risks and Uncertainties
The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.
The net asset value of the Trust relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
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

F-1
4

8. Quarterly Statements of Operation
Fiscal Year Ended December 31, 2021
(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended December 31, 2021
	Mar-31, 2021	Jun-30, 2021	Sept-30, 2021	Dec-31, 2021
Expenses
Sponsor Fee, related party	$144,300	$151,474	$137,296	$182,350	$615,420

Net investment (loss)	(144,300)	(151,474)	(137,296)	(182,350)	(615,420)

Net realized and unrealized gain (loss) from:
Net realized gain in Bitcoin	109,934	114,595	100,200	145,439	470,168
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	18,773,060	(15,679,665)	5,603,133	1,403,072	10,099,600

Net realized and unrealized gain (loss) on investment	18,882,994	(15,565,070)	5,703,333	1,548,511	10,569,768

Net increase (decrease) in net assets resulting from operations	$18,738,694	$(15,716,544)	$5,566,037	$1,366,161	$9,954,348

Fiscal Year Ended December 31, 2020
(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended December 31, 2020
	Mar-31, 2020	Jun-30, 2020	Sept-30, 2020	Dec-3 1 , 2020
Expenses
Sponsor Fee, related party	$11,793	$14,803	$22,081	$44,827	$93,504

Net investment income (loss)	(11,793)	(14,803)	(22,081)	(44,827)	(93,504)

Net realized and unrealized gain (loss) from:
Net realized gain in Bitcoin	6,480	7,101	10,694	26,060	50,335
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(278,190)	810,432	571,749	10,042,058	11,146,049

Net realized and unrealized gain (loss) on investment	(271,710)	817,533	582,443	10,068,118	11,196,384

Net increase (decrease) in net assets resulting from operations	$(283,503)	$802,730	$560,362	$10,023,291	$11,102,880

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2021	2020	2019
Per Share Data
Net asset value, beginning of year	$27.73	$6.93	$3.64

Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.89)	(0.23)	(0.15)
Net realized and unrealized gain	15.88	21.03	3.44

Net increase in net assets resulting from operations	14.99	20.80	3.29

Net asset value, end of year	$42.72	$27.73	$6.93

Total return	54.06%	308.47%	94.19%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%	(2.00)%
An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.
Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year.

F-1
5

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
11. Subsequent Events
From January 1, 2022 through February 2
2
, 2022, DCG purchased $79 million worth of Shares of the Trust. From March 10, 2021, the date on which the Board approved the purchases by DCG, through February 2
2
, 2022, DCG has purchased a total of $698 million worth of Shares of the Trust.
As of the close of business on February 22, 2022 the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $37,925.63 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

F-1
6