Form 10-Q
period 2022-06-30
Grayscale Bitcoin Trust (BTC)
filed 2022-08-05
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(212)
668-1427
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Grayscale Bitcoin Trust (BTC) Shares	GBTC	N/A

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Number of Shares of the registrant outstanding as of August 1, 2022: 692,370,100

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
A glossary of industry and other defined terms is included in this Quarterly Report, beginning on Page 21.
This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.
INDUSTRY AND MARKET DATA
Although we are responsible for all disclosure contained in this Quarterly Report on Form
10-Q,
in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in thousands, except Share and per Share amounts)

	June 30, 2022	December 31, 2021
Assets:
Investment in Bitcoin, at fair value (cost $7,231,203 and $7,303,280 as of June 30, 2022 and December 31, 2021, respectively)	$12,063,449	$29,576,053

Total assets	$12,063,449	$29,576,053

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$12,063,449	$29,576,053

Net Assets consist of:
Paid-in-capital	$7,513,961	$7,513,961
Accumulated net investment loss	(1,024,453)	(789,760)
Accumulated net realized gain on investment in Bitcoin	741,695	579,079
Accumulated net change in unrealized appreciation on investment in Bitcoin	4,832,246	22,272,773

	$12,063,449	$29,576,053

Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	692,370,100

Net asset value per Share	$17.42	$42.72

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2022	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	638,446.30166100	$7,231,203	$12,063,449	100%

Net Assets		$7,231,203	$12,063,449	100%

December 31, 2021	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	644,809.96863835	$7,303,280	$29,576,053	100%

Net Assets		$7,303,280	$29,576,053	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor’s Fee, related party	103,668	151,474	234,693	295,774

Net investment loss	(103,668)	(151,474)	(234,693)	(295,774)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	67,520	114,595	162,616	224,529
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(17,156,233)	(15,679,665)	(17,440,527)	3,093,395

Net realized and unrealized gain (loss) on investment	(17,088,713)	(15,565,070)	(17,277,911)	3,317,924

Net increase (decrease) in net assets resulting from operations	$(17,192,381)	$(15,716,544)	$(17,512,604)	$3,022,150

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Increase (decrease) in net assets from operations:
Net investment loss	$(103,668)	$(151,474)	$(234,693)	$(295,774)
Net realized gain on investment in Bitcoin	67,520	114,595	162,616	224,529
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(17,156,233)	(15,679,665)	(17,440,527)	3,093,395

Net increase (decrease) in net assets resulting from operations	(17,192,381)	(15,716,544)	(17,512,604)	3,022,150

Increase in net assets from capital share transactions:
Shares issued	—	—	—	1,905,227

Net increase in net assets resulting from capital share transactions	—	—	—	1,905,227

Total increase (decrease) in net assets from operations and capital share transactions	(17,192,381)	(15,716,544)	(17,512,604)	4,927,377

Net assets:
Beginning of period	29,255,830	38,360,399	29,576,053	17,716,478

End of period	$12,063,449	$22,643,855	$12,063,449	$22,643,855

Changes in Shares outstanding
Shares outstanding at beginning of period	692,370,100	692,370,100	692,370,100	638,906,600

Shares issued	—	—	—	53,463,500

Net increase in Shares	—	—	—	53,463,500

Shares outstanding at end of period	692,370,100	692,370,100	692,370,100	692,370,100

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
Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.
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
2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K.
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investment in Bitcoin	$12,063,449	$12,063,449	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investment in Bitcoin	$29,576,053	$—	$29,576,053	$—

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2022 and December 31, 2021 the Trust held 638,446.30166100 and 644,809.96863835 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $18,895.01 and $45,867.86 on June 30, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2021	607,039.48515191	$17,716,478

Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor’s Fee, related party	(12,968.40601828)	(615,420)
Net change in unrealized appreciation on investment in Bitcoin	—	10,099,600
Net realized gain on investment in Bitcoin	—	470,168

Ending balance as of December 31, 2021	644,809.96863835	$29,576,053

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(6,363.66697735)	(234,693)
Net change in unrealized depreciation on investment in Bitcoin	—	(17,440,527)
Net realized gain on investment in Bitcoin	—	162,616

Ending balance as of June 30, 2022	638,446.30166100	$12,063,449

4
.
Creations and Redemptions of Shares
At June 30, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 of one Bitcoin at both June 30, 2022 and December 31, 2021. The decrease in the number of Bitcoin represented by each Share is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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
Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the Securities Exchange Commission (“SEC”). At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule
19b-4
under the Exchange Act to list the Shares of the Trust on NYSE Arca. On June 29, 2022, the SEC denied NYSE Arca’s
19b-4
application and the Sponsor subsequently petitioned the United States Court of Appeals for the District of Columbia for review of the SEC’s June 29, 2022 final order denying approval to list shares of the Trust on NYSE Arca as an exchange-traded product.
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2022 or December 31, 2021.
6. Related Parties
The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of June 30, 2022 and December 31, 2021, 66,977,631 and 25,327,433 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2022 and 2021.
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

For the three months ended June 30, 2022 and June 30, 2021, the Trust incurred Sponsor’s Fees of $103,668,521 and $151,473,648, respectively. For the six months ended June 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $234,693,141 and $295,773,443, respectively. As of June 30, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2022 and 2021 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG has purchased a total of $771.8 million worth of Shares of the Trust.
During the three months ended June 30, 2022, approximately 35 million Shares were pledged as collateral under a loan agreement for which the counterparty defaulted and were subsequently assumed by Genesis Global Holdco, LLC and subsidiaries, which are wholly owned subsidiaries of DCG. These amounts do not impact the remaining amount of Shares that can be repurchased under the publicly announced program.
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
The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding,
statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.
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
8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$42.25	$55.40	$42.72	$27.73
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.15)	(0.22)	(0.34)	(0.43)
Net realized and unrealized gain (loss)	(24.68)	(22.48)	(24.96)	5.40

Net (decrease) increase in net assets resulting from operations	(24.83)	(22.70)	(25.30)	4.97

Net asset value, end of period	$17.42	$32.70	$17.42	$32.70

Total return	(58.77)%	(40.97)%	(59.22)%	17.92%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%	(2.00)%	(2.00)%

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
10. Subsequent Events
As of the close of business on August 1, 2022, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was
$22,966.37
 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form
10-K
for the year ended December 31, 2021.
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
Review of Financial Results (unaudited)
Financial Highlights for the Three and Six Months Ended June 30, 2022 and June 30, 2021
(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized and unrealized gain (loss) on investment in Bitcoin	$(17,088,713)	$(15,565,070)	$(17,277,911)	$3,317,924

Net increase (decrease) in net assets resulting from operations	$(17,192,381)	$(15,716,544)	$(17,512,604)	$3,022,150

Net assets	$12,063,449	$22,643,855	$12,063,449	$22,643,855

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2022 was $(17,088,713) which includes a realized gain of $67,520 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of $(17,156,233). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,595.55 per Bitcoin as of March 31, 2022 to $18,895.01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $(17,192,381) for the three months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $103,668. Net assets decreased to $12,063,449 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 3,192 Bitcoin to pay the foregoing Sponsor’s Fee.
Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2021 was $(15,565,070) which includes a realized gain of $114,595 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of $(15,679,665). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $58,601.27 per Bitcoin as of March 31, 2021 to $34,764.81 per Bitcoin as of June 30, 2021. Net decrease in net assets resulting from operations was $(15,716,544) for the three months ended June 30, 2021, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $151,474. Net assets decreased to $22,643,855 at June 30, 2021, a 41% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and the withdrawal of approximately 3,256 Bitcoin to pay the foregoing Sponsor’s Fee.
Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2022 was $(17,277,911) which includes a realized gain of $162,616 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of $(17,440,527). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $18,895.01 per Bitcoin as of June 30, 2022. Net decrease in net assets resulting from operations was $(17,512,604) for the six months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $234,693. Net assets decreased to $12,063,449 at June 30, 2022, a 59% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 6,364 Bitcoin to pay the foregoing Sponsor’s Fee.
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
Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(All Bitcoin balances are rounded to the nearest whole Bitcoin) Bitcoins:
Opening Balance	641,638	654,600	644,810	607,039
Creations	—	—	—	50,739
Sponsor’s Fee, related party	(3,192)	(3,256)	(6,364)	(6,434)

Closing balance	638,446	651,344	638,446	651,344
Accrued but unpaid Sponsor’s Fee, related party	—	—	—	—

Net closing balance	638,446	651,344	638,446	651,344

Number of Shares:
Opening balance	692,370,100	692,370,100	692,370,100	638,906,600
Creations	—	—	—	53,463,500

Closing Balance	692,370,100	692,370,100	692,370,100	692,370,100

	As of June 30,
	2022	2021
Price of Bitcoin on principal market (1)	$18,895.01	$34,764.81

NAV per Share (2)	$17.42	$32.70

Index Price (3)	$18,883.90	$34,759.99

Digital Asset Holdings per Share (3)	$17.41	$32.70

(1)	The Trust performed an assessment of the principal market at June 30, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of June 30, 2022 and 2021, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP
methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form
10-K
for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of June 30, 2022 and 2021 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form
10-K
for a description of the Trust’s Digital Asset Holdings per Share.

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
As of June 30, 2022, the Trust had a net closing balance with a value of $12,056,356,116 based on the Index Price
(non-GAAP
methodology). As of June 30, 2022, the Trust had a total market value of $12,063,449,254, based on the principal market (Coinbase Pro).
As of June 30, 2021, the Trust had a net closing balance with a total value of $22,640,715,425, based on the Index Price (non- GAAP methodology). As of June 30, 2021, the Trust had a total market value of $22,643,854,903, based on the principal market (Coinbase Pro).
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
The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to June 30, 2022:

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $67,352.59, with the straight average being $11,080.70 through June 30, 2022. The Sponsor has not observed a material difference between the Index Price and the average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2018	$7,750.46	$19,209.14	12/16/2017	$1,866.02	7/16/2017	$6,326.34	$5,879.92
Twelve months ended June 30, 2019	$5,746.57	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$11,226.21	$12,314.29
Twelve months ended June 30, 2020	$8,812.42	$12,501.68	7/9/2019	$4,941.00	3/16/2020	$9,137.70	$9,137.70
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90

September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2022	$11,080.70	$67,352.59	11/9/2021	$117.03	10/3/2013	$18,883.90	$18,883.90
The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to June 30, 2022. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $67,371.70, with the straight average being $11,082.11 through June 30, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2018	$7,762.62	$19,433.21	12/16/2017	$1,854.27	7/16/2017	$6,323.24	$5,879.99
Twelve months ended June 30, 2019	$5,746.81	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$11,237.68	$12,323.00
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01

September 25, 2013 (the first Creation Basket of the Trust) to June 30, 2022	$11,082.11	$67,371.70	11/9/2021	$110.83	10/2/2013	$18,895.01	$18,895.01
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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers —The following table summarizes the Share purchase activity for the three months ended June 30, 2022:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 1
				(in millions)
April 1, 2022 – April 30, 2022	—	$—	—	$449.9
May 1, 2022 – May 31, 2022	1,155,158	18.82	1,155,158	428.2
June 1, 2022 – June 30, 2022 2	35,585,040	14.98	—	428.2

Total	36,740,198	$15.13	1,155,158	$428.2

(1)
On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through August 1, 2022, DCG has purchased a total of $771.8 million worth of Shares of the Trust.

(2)
Shares received which were pledged as collateral under a loan agreement for which the counterparty defaulted and were subsequently assumed by Genesis Global Holdco, LLC and subsidiaries, which are wholly owned subsidiaries of DCG. The price ascribed to the Shares represents the value attributed to the collateral at the time of default and does not reflect the value of the Shares when determining the open claim against the counterparty, which has yet to be finalized under bankruptcy proceedings. These amounts do not impact the remaining amount of Shares that can be repurchased under the publicly announced program.

Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
Not applicable.
Item 5.
Other Information
None.

Item 6.
Exhibits

Exhibit Number	Exhibit Description

10.1†	Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*
Pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†
Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) is the type that the registrant treats as private or confidential.

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
“
Bitcoin Network
”—The online,
end-user-to-end-user
network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network. See “Item 1. Business—Overview of the BTC Industry and Market” in our Annual Report.
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
“
Custodian
”—Coinbase Custody Trust Company, LLC.
“
Custodian Agreement
”—The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.

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
“
Digital Asset Holdings
”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.
“
Digital Asset Holdings Fee Basis Amount
”— The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report.
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
“
Genesis Global Holdco, LLC and subsidiaries
”—Affiliates of Genesis Global Trading, Inc. and wholly owned subsidiaries of Digital Currency Group, Inc.
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
“
Index Price
” — The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.
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
Date: August 5, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.