Form 10-Q
period 2022-09-30
Grayscale Bitcoin Trust (BTC)
filed 2022-11-04
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
Number of Shares of the registrant outstanding as of October 31, 2022: 692,370,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

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

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in thousands, except Share and per Share amounts)

	September 30, 2022	December 31, 2021
Assets:
Investment in Bitcoin, at fair value (cost $7,194,841 and $7,303,280 as of September 30, 2022 and December 31, 2021, respectively)	$12,374,718	$29,576,053

Total assets	$12,374,718	$29,576,053

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$12,374,718	$29,576,053

Net Assets consist of:
Paid-in-capital	$7,513,961	$7,513,961
Accumulated net investment loss	(1,092,705)	(789,760)
Accumulated net realized gain on investment in Bitcoin	773,585	579,079
Accumulated net change in unrealized appreciation on investment in Bitcoin	5,179,877	22,272,773

	$12,374,718	$29,576,053

Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	692,370,100

Net asset value per Share	$17 .87	$42 .72

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2022	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	635,235.84358745	$7,194,841	$12,374,718	100%

Net Assets		$7,194,841	$12,374,718	100%

December 31, 2021	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	644,809.96863835	$7,303,280	$29,576,053	100%

Net Assets		$7,303,280	$29,576,053	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor’s Fee, related party	68,252	137,296	302,945	433,070

Net investment loss	(68,252)	(137,296)	(302,945)	(433,070)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	31,890	100,200	194,506	324,729
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	347,631	5,603,133	(17,092,896)	8,696,528

Net realized and unrealized gain (loss) on investment	379,521	5,703,333	(16,898,390)	9,021,257

Net increase (decrease) in net assets resulting from operations	$311,269	$5,566,037	$(17,201,335)	$8,588,187

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in net assets from operations:
Net investment loss	$(68,252)	$(137,296)	$(302,945)	$(433,070)
Net realized gain on investment in Bitcoin	31,890	100,200	194,506	324,729
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	347,631	5,603,133	(17,092,896)	8,696,528

Net increase (decrease) in net assets resulting from operations	311,269	5,566,037	(17,201,335)	8,588,187

Increase in net assets from capital share transactions:
Shares issued	—	—	—	1,905,227

Net increase in net assets resulting from capital share transactions	—	–	—	1,905,227

Total increase (decrease) in net assets from operations and capital share transactions	311,269	5,566,037	(17,201,335)	10,493,414

Net assets:
Beginning of period	12,063,449	22,643,855	29,576,053	17,716,478

End of period	$12,374,718	$28,209,892	$12,374,718	$28,209,892

Changes in Shares outstanding
Shares outstanding at beginning of period	692,370,100	692,370,100	692,370,100	638,906,600

Shares issued	—	—	—	53,463,500

Net increase in Shares	—	—	—	53,463,500

Shares outstanding at end of period	692,370,100	692,370,100	692,370,100	692,370,100

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
Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.
Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant as of September 30, 2022, and was party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. See Note 10 for additional information.
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

2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in the Trust’s Annual Report on Form
10-K.
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
The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. During the three months ended September 30, 2022, the Authorized Participant may transact in a Brokered Market, a Dealer Market,
Principal-to-Principal
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
In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible
to the Trust and the Authorized Participant. Neither the Trust nor the Authorized Participant has access to Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investment in Bitcoin	$12,374,718	$12,374,718	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investment in Bitcoin	$29,576,053	$—	$29,576,053	$—

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2022 and December 31, 2021 the Trust held 635,235.84358745 and 644,809.96863835 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $19,480.51 and $45,867.86 on September 30, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2021	607,039.48515191	$17,716,478

Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor’s Fee, related party	(12,968.40601828)	(615,420)
Net change in unrealized appreciation on investment in Bitcoin	—	10,099,600
Net realized gain on investment in Bitcoin	—	470,168

Ending balance as of December 31, 2021	644,809.96863835	$29,576,053

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(9,574.12505090)	(302,945)
Net change in unrealized depreciation on investment in Bitcoin	—	(17,092,896)
Net realized gain on investment in Bitcoin	—	194,506

Ending balance as of September 30, 2022	635,235.84358745	$12,374,718

4
.
Creations and Redemptions of Shares
At September 30, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 of one Bitcoin at both September 30, 2022 and December 31, 2021. The decrease in the number of Bitcoin represented by each Share is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 or December 31, 2021.
6. Related Parties
The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of September 30, 2022 and December 31, 2021, 66,972,899 and 25,327,433 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2022 and 2021.
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
The Trust may incur certain extraordinary,
non-recurring
expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account Bitcoins, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoins, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the three months ended September 30, 2022 and September 30, 2021 the Trust incurred Sponsor’s Fees of $68,251,452 and $137,296,546, respectively. For the nine months ended September 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $302,944,593 and $433,069,989, respectively. As of September 30, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2022 and 2021 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG has purchased a total of $771.8 million worth of Shares of the Trust.
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
8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Per Share Data:
Net asset value, beginning of period	$17.42	$32.70	$42.72	$27.73
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.10)	(0.20)	(0.44)	(0.63)
Net realized and unrealized gain (loss)	0.55	8.24	(24.41)	13.64

Net increase (decrease) in net assets resulting from operations	0.45	8.04	(24.85)	13.01

Net asset value, end of period	$17.87	$40.74	$17.87	$40.74

Total return	2.58%	24.59%	(58.17)%	46.92%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%	(2.00)%	(2.00)%

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
10. Subsequent Events
On October 3, 2022, the Sponsor of the Trust entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities to assist the Sponsor in distributing the Shares of the Trust, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust. As a result, effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.
On October 3, 2022, the Sponsor entered into a participant agreement (the “Participant Agreement”) with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis except that the Authorized Participant may engage one or more service providers (any such service provider, a “Liquidity Provider”) to source Bitcoin on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.
On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Trust.
On October 3, 2022, the Sponsor and Genesis agreed to terminate the participant agreement, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Trust but will continue to serve as a Liquidity Provider.
As of the close of business on October 31, 2022, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $20,367.62 per Bitcoin.
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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source Bitcoin on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets and may look to an Authorized Participant, or an Authorized Participant’s Liquidity Provider(s), when assessing entity-specific volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). As of September 30, 2022, neither the Trust nor the Authorized Participant(s) has access to Digital Asset Exchanges that do not have a BitLicense, which would require a Digital Asset Exchange to follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

The cost basis of the investment in Bitcoin recorded by the Trust for financial reporting purposes is the fair value of Bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by an Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2022 and September 30, 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized and unrealized gain (loss) on investment in Bitcoin	$379,521	$5,703,333	$(16,898,390)	$9,021,257

Net increase (decrease) in net assets resulting from operations	$311,269	$5,566,037	$(17,201,335)	$8,588,187

Net assets	$12,374,718	$28,209,892	$12,374,718	$28,209,892

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2022 was $379,521 which includes a realized gain of $31,890 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $347,631. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $18,895.01 per Bitcoin as of June 30, 2022 to $19,480.51 per Bitcoin as of September 30, 2022. Net increase in net assets resulting from operations was $311,269 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $68,252. Net assets increased to $12,374,718 at September 30, 2022, a 3% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the withdrawal of approximately 3,210 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized loss on investment in Bitcoin for the nine months ended September 30, 2022 was $(16,898,390) which includes a realized gain of $194,506 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of $(17,092,896). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $19,480.51 per Bitcoin as of September 30, 2022. Net decrease in net assets resulting from operations was $(17,201,335) for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $302,945. Net assets decreased to $12,374,718 at September 30, 2022, a (58)% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 9,574 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Bitcoins, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of Bitcoins, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(All Bitcoin balances are rounded to the nearest whole Bitcoin) Bitcoins:
Opening Balance	638,446	651,344	644,810	607,039
Creations	—	—	—	50,739
Sponsor’s Fee, related party	(3,210)	(3,275)	(9,574)	(9,709)

Closing balance	635,236	648,069	635,236	648,069
Accrued but unpaid Sponsor’s Fee, related party	—	—	—	—

Net closing balance	635,236	648,069	635,236	648,069

Number of Shares:
Opening balance	692,370,100	692,370,100	692,370,100	638,906,600
Creations	—	—	—	53,463,500

Closing Balance	692,370,100	692,370,100	692,370,100	692,370,100

	As of September 30,
	2022	2021
Price of Bitcoin on principal market (1)	$19,480.51	$43,529.16

NAV per Share (2)	$17.87	$40.74

Index Price (3)	$19,491.57	$43,578.00

Digital Asset Holdings per Share (3)	$17.88	$40.79

(1)	The Trust performed an assessment of the principal market at September 30, 2022 and 2021, and identified the principal market as Coinbase Pro.

(2)

As of September 30, 2022 and 2021, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2022 and 2021 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. Effective October 29, 2022, the Index Provider removed Bitstamp from the Index due to the exchange failing the minimum liquidity requirement and added Binance.US to the Index as part of its scheduled quarterly review. See “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2022, the Trust had a net closing balance with a value of $12,381,743,912 based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $12,374,718,203, based on the principal market (Coinbase Pro).

As of September 30, 2021, the Trust had a net closing balance with a total value of $28,241,542,775, based on the Index Price (non- GAAP methodology). As of September 30, 2021, the Trust had a total market value of $28,209,891,095, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 to September 30, 2022:

Movement in the Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
1/1000 of Index Price (Non-GAAP)
Digital Asset Holdings per Share (Non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $117.03 to $67,352.59, with the straight average being $11,365.05 through September 30, 2022. The Sponsor has not observed a material difference between the Index Price and the average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2018	$8,590.24	$19,209.14	12/16/2017	$4,208.00	10/4/2017	$6,588.01	$6,672.04
Twelve months ended September 30, 2019	$6,637.10	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$8,283.98	$8,283.98
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.31	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,491.57	$19,491.57

September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2022	$11,365.05	$67,352.59	11/9/2021	$117.03	10/3/2013	$19,491.57	$19,491.57

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on September 25, 2013 to September 30, 2022. Since the beginning of the Trust’s operations, the price of Bitcoin has ranged from $110.83 to $67,371.70, with the straight average being $11,366.41 through September 30, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2018	$8,601.17	$19,433.21	12/16/2017	$4,208.00	10/4/2017	$6,588.01	$6,675.09
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51

September 25, 2013 (the first Creation Basket of the Trust) to September 30, 2022	$11,366.41	$67,371.70	11/9/2021	$110.83	10/2/2013	$19,480.51	$19,480.51

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2022:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
				(in millions)
July 1, 2022 – July 31, 2022	—	$—	—	$428.2
August 1, 2022 – August 31, 2022	—	—	—	428.2
September 1, 2022 – September 30, 2022	—	—	—	428.2

Total	—	$—	—	$428.2

(1)

On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through October 31, 2022, DCG has purchased a total of $771.8 million worth of Shares of the Trust.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Changes to the Audit Committee of the Board of Directors of the Sponsor

On November 4, 2022, the Sponsor of the Trust appointed Hugh Ross, Chief Operating Officer of the Sponsor, to serve on the Audit Committee of the Board. Mr. Ross replaced Barry E. Silbert on the Audit Committee, who will remain as Chairman of the Board. Effective November 4, 2022, the Audit Committee consists of Michael Sonnenshein, Edward McGee, and Hugh Ross.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

Changes to the Constituent Exchanges Used to Derive the Index Price

The Index Provider announced a change to the Constituent Exchanges used to derive the Index Price for the Trust. Effective October 29, 2022, the Index Provider removed Bitstamp from the Index due to the exchange failing the minimum liquidity requirement, and added Binance.US as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review. As of the date of this Quarterly Report, the Digital Asset Exchanges included in the Index are Coinbase Pro, Kraken, LMAX Digital, and Binance.US.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Participant Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

10.1	Distribution and Marketing Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GLOSSARY OF DEFINED TERMS

“Actual Exchange Rate”— With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”— Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”— The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Administrator Fee”— The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Agent”— A Person appointed by the Trust to act on behalf of the shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.

“Authorized Participant”— Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider.

“Basket”—A block of 100 Shares.

“Basket Amount”— On any trade date, the number of Bitcoins required as of such trade date for each Creation Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Bitcoin” or “BTC”— A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Bitcoin Network”— The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network. See “Item 1. Business—Overview of the BTC Industry and Market” in our Annual Report.

“Blockchain” or “Bitcoin Blockchain”— The public transaction ledger of the Bitcoin Network on which transactions in Bitcoin are recorded.

“Creation Basket”— Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Custodial Services”— The Custodian’s services that (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw Bitcoin from the Trust’s Digital Asset Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

“Custodian”— Coinbase Custody Trust Company, LLC.

“Custodian Agreement”— The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.

“Custodian Fee”— Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”— Digital Currency Group, Inc.

“Digital Asset Account”— A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins on the Trust’s behalf.

“Digital Asset Exchange”— An electronic marketplace where exchange participants may trade, buy and sell Bitcoins based on bid-ask trading. The largest Digital Asset Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Exchange Market”— The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Exchanges.

“Digital Asset Holdings”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”— The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in our Annual Report.

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“DSTA”— The Delaware Statutory Trust Act, as amended.

“DTC”— The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“Exchange Act”— The Securities Exchange Act of 1934, as amended.

“FINRA”— The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”— United States generally accepted accounting principles.

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Liquidity Provider.

“Grayscale Securities”— Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Incidental Rights”— Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoins and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”— The CoinDesk Bitcoin Price Index (XBX).

“Index License Agreement”— The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price” — The U.S. dollar value of a Bitcoin derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

“Index Provider”— CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

“Investment Advisers Act”— Investment Advisers Act of 1940, as amended.

“Investment Company Act”— Investment Company Act of 1940, as amended.

“Investor”— Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”— Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRS” —The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”— A service provider engaged by an Authorized Participant to source Bitcoin on behalf of the Authorized Participant in connection with the creation of Shares.

“Marketing Fee”— Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”— The net asset value of the Trust determined on a GAAP basis.

“OTCQX”— The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”— An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Bitcoins required for Creation Baskets.

“SEC”— The U.S. Securities and Exchange Commission.

“Secondary Market”— Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of OTC Markets Group Inc.

“Securities Act”— The Securities Act of 1933, as amended.

“Shares”— Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”— A 91-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on January 26, 2018 to shareholders of record as of the close of business on January 22, 2018.

“Sponsor”— Grayscale Investments, LLC.

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

“Sponsor’s Fee”— A fee, payable in Bitcoins, which accrues daily in U.S. dollars at an annual rate of 2.0% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Transfer Agent”— Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”— Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”— Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”— The Fifth Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1 and No. 2 thereto and as the same may be amended from time to time.

“Trustee”— Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

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

Date: November 4, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.