Form 10-Q
period 2023-03-31
Grayscale Bitcoin Trust (BTC)
filed 2023-05-05
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from

to

Commission File Number
000-56121

Grayscale Bitcoin Trust (BTC)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Number of Shares of the registrant outstanding as of May 1, 2023: 692,370,100

GRAYSCALE® BITCOIN TRUST (BTC)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Fifth Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Annual Report”), “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES (U
N
AUDITE
D
)
(Amounts in thousands, except Share and per Share amounts)

	March 31, 2023	December 31, 2022
Assets:
Investment in Bitcoin, at fair value (cost $7,123,444 and $7,158,661 as of March 31, 2023 and December 31, 2022, respectively)	$17,904,310	$10,464,263

Total assets	$17,904,310	$10,464,263

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$17,904,310	$10,464,263

Net Assets consist of:
Paid-in-capital	$7,513,961	$7,513,961
Accumulated net investment loss	(1,221,528)	(1,150,443)
Accumulated net realized gain on investment in Bitcoin	831,011	795,143
Accumulated net change in unrealized appreciation on investment in Bitcoin	10,780,866	3,305,602

	$17,904,310	$10,464,263

Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	692,370,100

Net asset value per Share	$25.86	$15.11

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2023	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	628,932.20027878	$7,123,444	$17,904,310	100%

Net Assets		$7,123,444	$17,904,310	100%

December 31, 2022	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	632,041.52945742	$7,158,661	$10,464,263	100%

Net Assets		$7,158,661	$10,464,263	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Investment income:
Investment income	$—	$—
Expenses:
Sponsor’s Fee, related party	71,085	131,025

Net investment loss	(71,085)	(131,025)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	35,868	95,096
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	7,475,264	(284,294)

Net realized and unrealized gain (loss) on investment	7,511,132	(189,198)

Net increase (decrease) in net assets resulting from operations	$7,440,047	$(320,223)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(71,085)	$(131,025)
Net realized gain on investment in Bitcoin	35,868	95,096
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	7,475,264	(284,294)

Net increase (decrease) in net assets resulting from operations	7,440,047	(320,223)

Increase in net assets from capital share transactions:
Total increase (decrease) in net assets from operations and capital share transactions	7,440,047	(320,223)

Net assets:
Beginning of period	10,464,263	29,576,053

End of period	$17,904,310	$29,255,830

Changes in Shares outstanding
Shares outstanding at beginning of period	692,370,100	692,370,100

Shares issued	—	—

Net increase in Shares	—	—

Shares outstanding at end of period	692,370,100	692,370,100

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
Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.
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

2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in the Trust’s Annual Report on Form
10-K.
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
Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).
In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investment in Bitcoin	$17,904,310	$17,904,310	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in Bitcoin	$10,464,263	$10,464,263	$—	$—

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2023 and December 31, 2022 the Trust held 628,932.20027878 and 632,041.52945742 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $28,467.79 and $16,556.29 on March 31, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(12,768.43918093)	(360,683)
Net change in unrealized depreciation on investment in Bitcoin	—	(18,967,171)
Net realized gain on investment in Bitcoin	—	216,064

Ending balance as of December 31, 2022	632,041.52945742	$10,464,263

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(3,109.32917864)	(71,085)
Net change in unrealized appreciation on investment in Bitcoin	—	7,475,264
Net realized gain on investment in Bitcoin	—	35,868

Ending balance as of March 31, 2023	628,932.20027878	$17,904,310

4
.
Creations and Redemptions of Shares
At March 31, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 of one Bitcoin at both March 31, 2023 and December 31, 2022. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 or December 31, 2022.
6. Related Parties
The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Genesis Global Holdco, LLC, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of March 31, 2023 and December 31, 2022, 36,066,527 and 36,065,470 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2023 and 2022.
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

For the three months ended March 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $71,084,974 and $131,024,620, respectively. As of March 31, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2023 and 2022 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through March 31, 2023, DCG did not purchase any Shares of the Trust under this authorization.
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
The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.
The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.
8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2023	2022
Per Share Data
Net asset value, beginning of period	$15.11	$42.72

Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.10)	(0.19)
Net realized and unrealized gain (loss)	10.85	(0.28)

Net increase (decrease) in net assets resulting from operations	10.75	(0.47)

Net asset value, end of period	$25.86	$42.25

Total return	71.14%	(1.10)%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%

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
10. Subsequent Events
As of the close of business on May 1, 2023, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $27,833.06 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2023 and March 31, 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2023	2022
Net realized and unrealized gain (loss) on investment in Bitcoin	$7,511,132	$(189,198)

Net increase (decrease) in net assets resulting from operations	$7,440,047	$(320,223)

Net assets	$17,904,310	$29,255,830

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2023 was $7,511,132 which includes a realized gain of $35,868 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $7,475,264. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022 to $28,467.79 per Bitcoin as of March 31, 2023. Net increase in net assets resulting from operations was $7,440,047 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $71,085. Net assets increased to $17,904,310 at March 31, 2023, a 71% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and by the withdrawal of approximately 3,110 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2023	2022
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	632,042	644,810
Creations	—	—
Sponsor’s Fee, related party	(3,110)	(3,172)

Closing balance	628,932	641,638
Accrued but unpaid Sponsor’s Fee, related party	—	—

Net closing balance	628,932	641,638

Number of Shares:
Opening balance	692,370,100	692,370,100
Creations	—	—

Closing Balance	692,370,100	692,370,100

	As of March 31,
	2023	2022
Price of Bitcoin on principal market (1)	$28,467.79	$45,595.55

NAV per Share (2)	$25.86	$42.25

Index Price (3)	$28,464.50	$45,625.48

Digital Asset Holdings per Share (3)	$25.86	$42.28

(1)	The Trust performed an assessment of the principal market at March 31, 2023 and 2022, and identified the principal market as Coinbase Pro.

(2)

As of March 31, 2023 and 2022, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2023 were Coinbase Pro, Binance.US, Kraken, and LMAX Digital. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2022 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of March 31, 2023, the Trust had a net closing balance of 628,932.20027878 Bitcoins with a value of $17,902,240,615 based on the Index Price of $28,464.50 on March 31, 2023 (non-GAAP methodology). As of March 31, 2023, the total market value of the Trust’s Bitcoin was $17,904,309,802, based on the price of a Bitcoin in the principal market (Coinbase Pro) of $28,467.79 on March 31, 2023.

As of March 31, 2022, the Trust had a net closing balance of 641,637.82510544 Bitcoins with a value of $29,275,033,757 based on the Index Price of $45,625.48 on March 31, 2022 (non-GAAP methodology). As of March 31, 2022, the total market value of the Trust’s Bitcoin was $29,255,829,536, based on the price of a Bitcoin in the principal market (Coinbase Pro) of $45,595.55 on March 31, 2022.

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to March 31, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2018 to March 31, 2023. During such period, the Index Price has ranged from $3,164.99 to $67,352.59, with the straight average being $20,925.15 through March 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$5,865.47	$9,830.06	5/5/2018	$3,164.99	12/14/2018	$4,095.82	$4,078.69
Twelve months ended March 31, 2020	$8,471.60	$13,838.57	6/26/2019	$4,132.14	4/1/2019	$6,471.60	$6,471.60
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$45,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,647.24	$46,425.74	4/3/2022	$15,768.02	11/21/2022	$28,464.50	$28,464.50

April 1, 2018 to March 31, 2023	$20,925.15	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$28,464.50	$28,464.50

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from April 1, 2018 to March 31, 2023. During such period, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $20,925.40 through March 31, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$5,865.26	$9,815.55	5/5/2018	$3,164.61	12/14/2018	$4,094.99	$4,078.82
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/202021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79

April 1, 2018 to March 31, 2023	$20,925.40	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$28,467.79	$28,467.79

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 5, 2015 to March 31, 2023.

GBTC Premium/(Discount): GBTC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 5, 2015 to March 31, 2023.

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

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed its brief in support of its motion to dismiss the complaint. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.

On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and the Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and the Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court against the Sponsor and the Trust alleging that the Sponsor and the Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. Trial has not yet been set. The Sponsor and the Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of the Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. The DC Circuit Court of Appeals heard oral arguments in the case on March 7, 2023. As of the date of this Quarterly Report, the Sponsor’s petition remains pending and the Sponsor expects to receive a decision from the DC Circuit Court of Appeals by fall of 2023.

On March 6, 2023, Alameda Research, Ltd. filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda Research complaint. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2023:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2023 – January 31, 2023	—	$—	—	$428.2
February 1, 2023 – February 28, 2023	—	—	—	428.2
March 1, 2023 – March 31, 2023	—	—	—	428.2

Total	—	$—	—	$428.2

(1)

On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through May 1, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Exchange Act”— The Securities Exchange Act of 1934, as amended.

“FINRA” – The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”— United States generally accepted accounting principles.

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

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

Date: May 5, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.