Form 10-Q
period 2023-09-30
Grayscale Bitcoin Trust (BTC)
filed 2023-11-03
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
    Yes  ☐    No
☒
Number of Shares of the registrant outstanding as of October 30, 2023: 692,370,100

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

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	December 31, 2022
Assets:
Investment in Bitcoin, at fair value (cost $7,052,369 and $7,158,661 as of September 30, 2023 and December 31, 2022, respectively)	$16,830,711	$10,464,263

Total assets	$16,830,711	$10,464,263

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$16,830,711	$10,464,263

Net Assets consist of:
Paid-in-capital	$7,513,961	$7,513,961
Accumulated net investment loss	(1,397,536)	(1,150,443)
Accumulated net realized gain on investment in Bitcoin	935,944	795,143
Accumulated net change in unrealized appreciation on investment in Bitcoin	9,778,342	3,305,602

	$16,830,711	$10,464,263

Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	692,370,100

Net asset value per Share	$24.31	$15.11

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2023	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	622,656.98992690	$7,052,369	$16,830,711	100%

Net Assets		$7,052,369	$16,830,711	100%

December 31, 2022	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	632,041.52945742	$7,158,661	$10,464,263	100%

Net Assets		$7,158,661	$10,464,263	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor’s Fee, related party	88,407	68,252	$247,093	$302,945

Net investment loss	(88,407)	(68,252)	(247,093)	(302,945)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	52,764	31,890	140,801	194,506
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(2,134,266)	347,631	6,472,740	(17,092,896)

Net realized and unrealized gain (loss) on investment	(2,081,502)	379,521	6,613,541	(16,898,390)

Net increase (decrease) in net assets resulting from operations	$(2,169,909)	$311,269	$6,366,448	$(17,201,335)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(88,407)	$(68,252)	$(247,093)	$(302,945)
Net realized gain on investment in Bitcoin	52,764	31,890	140,801	194,506
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(2,134,266)	347,631	6,472,740	(17,092,896)

Net increase (decrease) in net assets resulting from operations	(2,169,909)	311,269	6,366,448	(17,201,335)

Increase in net assets from capital share transactions:
Total increase (decrease) in net assets from operations and capital share transactions	(2,169,909)	311,269	6,366,448	(17,201,335)

Net assets:
Beginning of period	19,000,620	12,063,449	10,464,263	29,576,053

End of period	$16,830,711	$12,374,718	$16,830,711	$12,374,718

Changes in Shares outstanding
Shares outstanding at beginning of period	692,370,100	692,370,100	692,370,100	692,370,100

Shares issued	—	—	—	—

Net increase in Shares	—	—	—	—

Shares outstanding at end of period	692,370,100	692,370,100	692,370,100	692,370,100

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
Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged certain unaffiliated Liquidity Providers, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.
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

2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in the Trust’s Annual Report on Form
10-K.
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in Bitcoin	$16,830,711	$16,830,711	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in Bitcoin	$10,464,263	$10,464,263	$—	$—

3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023 and December 31, 2022 the Trust held 622,656.98992690 and 632,041.52945742 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $27,030.47 and $16,556.29 on September 30, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(12,768.43918093)	(360,683)
Net change in unrealized depreciation on investment in Bitcoin	—	(18,967,171)
Net realized gain on investment in Bitcoin	—	216,064

Ending balance as of December 31, 2022	632,041.52945742	$10,464,263

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(9,384.53953052)	(247,093)
Net change in unrealized appreciation on investment in Bitcoin	—	6,472,740
Net realized gain on investment in Bitcoin	—	140,801

Ending balance as of September 30, 2023	622,656.98992690	$16,830,711

4
.
Creations and Redemptions of Shares
At September 30, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0009 of one Bitcoin at both September 30, 2023 and December 31, 2022. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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
Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the Securities Exchange Commission (“SEC”). At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. On June 29, 2022, the SEC denied NYSE Arca’s 19b-4 application and the Sponsor subsequently petitioned the United States Court of Appeals for the District of Columbia for review of the SEC’s June 29, 2022 final order denying approval to list shares of the Trust on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order, finding that the denial of the Sponsor’s proposal was arbitrary and capricious. The SEC has determined not to seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals issued a formal mandate. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b 4 application to list the Shares of the Trust on NYSE Arca. On October 19, 2023, the Sponsor filed with the SEC a registration statement on Form S-3 to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form S-3 has not been declared effective, and the Trust will not seek effectiveness of such registration statement unless and until the NYSE Arca Rule 19b-4 application is approved and the Trust receives an exemption or other relief from Regulation M to operate a redemption program. The Trust makes no representation as to when or if such approval will be obtained and when such an exemption or relief will be available.
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or December 31, 2022.
6. Related Parties
The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Genesis Global Holdco, LLC, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of September 30, 2023 and December 31, 2022, 36,070,527 and 36,065,470 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2023 and 2022.
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

For the three months ended September 30, 2023 and September 30, 2022 the Trust incurred Sponsor’s Fees of $88,406,944 and $68,251,452, respectively. For the nine months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $247,092,719 and $302,944,593, respectively. As of September 30, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2023 and 2022 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through September 30, 2023 DCG did not purchase any Shares of the Trust under this authorization.
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
8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Share Data
Net asset value, beginning of period	$27.44	$17.42	$15.11	$42.72
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.13)	(0.10)	(0.36)	(0.44)
Net realized and unrealized gain (loss)	(3.00)	0.55	9.56	(24.41)

Net increase (decrease) in net assets resulting from operations	(3.13)	0.45	9.20	(24.85)

Net asset value, end of period	$24.31	$17.87	$24.31	$17.87

Total return	(11.41)%	2.58%	60.89%	(58.17)%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%	(2.00)%	(2.00)%

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
10. Subsequent Events
As of the close of business on October 30, 2023, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $34,455.72 per Bitcoin.
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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and September 30, 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investment in Bitcoin	$(2,081,502)	$379,521	$6,613,541	$(16,898,390)

Net increase (decrease) in net assets resulting from operations	$(2,169,909)	$311,269	$6,366,448	$(17,201,335)

Net assets	$16,830,711	$12,374,718	$16,830,711	$12,374,718

Net realized and unrealized loss on investment in Bitcoin for the three months ended September 30, 2023 was $(2,081,502) which includes a realized gain of $52,764 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of $(2,134,266). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $30,361.94 per Bitcoin as of June 30, 2023 to $27,030.47 per Bitcoin as of September 30, 2023. Net decrease in net assets resulting from operations was $(2,169,909) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $88,407. Net assets decreased to $16,830,711 at September 30, 2023, a (11)% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 3,147 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2023 was $6,613,541 which includes a realized gain of $140,801 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $6,472,740. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022 to $27,030.47 per Bitcoin as of September 30, 2023. Net increase in net assets resulting from operations was $6,366,448 for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $247,093. Net assets increased to $16,830,711 at September 30, 2023, a 61% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation partially offset by the withdrawal of approximately 9,385 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	625,804	638,446	632,042	644,810
Creations	—	—	—	—
Sponsor’s Fee, related party	(3,147)	(3,210)	(9,385)	(9,574)

Closing balance	622,657	635,236	622,657	635,236
Accrued but unpaid Sponsor’s Fee, related party	—	—	—	—

Net closing balance	622,657	635,236	622,657	635,236

Number of Shares:
Opening balance	692,370,100	692,370,100	692,370,100	692,370,100
Creations	—	—	—	—

Closing Balance	692,370,100	692,370,100	692,370,100	692,370,100

	As of September 30,
	2023	2022
Price of Bitcoin on principal market (1)	$27,037.47	$19,480.51

NAV per Share (2)	$24.31	$17.87

Index Price (3)	$27,030.61	$19,491.57

Digital Asset Holdings per Share (3)	$24.31	$17.88

(1)	The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase.

(2)

As of September 30, 2023 and 2022, the NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of September 30, 2023 were Coinbase, Bitstamp, Kraken, and LMAX Digital. Effective October 28, 2023, the Index Provider added Crypto.com to the Index due to the exchange meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its scheduled quarterly review. The Digital Asset Exchanges included in the Index as of September 30, 2022, were Coinbase, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of Bitcoin and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2023, the Trust had a net closing balance of 622,656.98992690 Bitcoins with a value of $16,830,798,258 based on the Index Price of $27,030.61 on September 30, 2023 (non-GAAP methodology). As of September 30, 2023, the total market value of the Trust’s Bitcoin was $16,830,711,087, based on the price of a Bitcoin in the principal market (Coinbase) of $27,030.47 on September 30, 2023.

As of September 30, 2022, the Trust had a net closing balance of 635,235.84358745 Bitcoins with a value of $12,381,743,912 based on the Index Price of $19,491.57 on September 30, 2022 (non-GAAP methodology). As of September 30, 2022, the total market value of the Trust’s Bitcoin was $12,374,718,203 based on the price of a Bitcoin in the principal market (Coinbase) of $19,480.51 on September 30, 2022.

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business – Overview of the Bitcoin Industry and Market – Bitcoin Value – The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2018 to September 30, 2023. During such period, the Index Price has ranged from $3,164.99 to $67,352.59, with the straight average being $23,007.03 through September 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6,637.10	$13,838.57	6/26/2019	$3,164.99	12/14/2018	$8,283.98	$8,283.98
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.31	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,491.57	$19,491.57
Twelve months ended September 30, 2023	$24,254.33	$31,664.24	7/13/2023	$15,768.02	11/21/2022	$27,030.61	$26,921.10

October 1, 2018 to September 30, 2023	$23,007.03	$67,352.59	11/9/2021	$3,164.99	12/14/2018	$27,030.61	$26,921.10

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of Bitcoin has ranged from $3,164.61 to $67,371.70, with the straight average being $27,007.33 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6,637.57	$13,849.81	6/26/2019	$3,164.61	12/14/2018	$8,283.71	$8,283.71
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47

October 1, 2018 to September 30, 2023	$23,007.33	$67,371.70	11/9/2021	$3,164.61	12/14/2018	$27,030.47	$26,922.47

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 5, 2015 to September 30, 2023.

GBTC Premium/(Discount): GBTC Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 5, 2015 to September 30, 2023.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and the Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of the Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the Shares of the Trust on NYSE Arca as an exchange traded product.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Trust and Grayscale Ethereum Trust. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
				(in millions)
July 1, 2023 – July 31, 2023	—	$—	—	$428.2
August 1, 2023 – August 31, 2023	—	—	—	428.2
September 1, 2023 – September 30, 2023	—	—	—	428.2

Total	—	$—	—	$428.2

(1)

On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through October 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.