Form 10-K
period 2023-12-31
Grayscale Bitcoin Trust (BTC)
filed 2024-02-23
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41906

Grayscale Bitcoin Trust (BTC)
SPONSORED BY GRAYSCALE INVESTMENTS, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-7019388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
c/o Grayscale Investments, LLC
290 Harbor Drive, 4th Floor
Stamford, Connecticut 06902
(Address of Principal Executive Offices) (Zip Code)
(212)
668-1427
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Grayscale Bitcoin Trust (BTC) Shares	GBTC	NYSE Arca, Inc.
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Aggregate market value of registrant’s Shares held by
non-affiliates
of the registrant, based upon the closing price of a Share on June 30, 2023, as reported by the OTC Markets Group Inc. on that date: $12,594,401,855.
Number of Shares of the registrant outstanding as of February 19, 2024: 510,710,100.
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

•

the extreme volatility of trading prices that many digital assets, including Bitcoin, have experienced in recent periods and may continue to experience, which could cause the value of the Shares to be volatile and/or have a material adverse effect on the value of the Shares;

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

•

the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;

•	the limited history of the Index;

•	competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares;

•

the liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers;

•	any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share;

•

the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market;

•

regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;

•

a determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of the Trust;

•	changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;

•

regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;

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

•	potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;

•	the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;

•	the lack of ability to facilitate in-kind creations and redemptions of Shares, which could have adverse consequences for the Trust;

•

the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the challenges replacement of such service providers could pose to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust;

•	the Custodian’s possible resignation or removal by the Sponsor or otherwise, without replacement, which could trigger early termination of the Trust; and

•

additional risk factors discussed in “Part I, Item 1A Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 98.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Sixth Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Bitcoin Trust (BTC) (formerly known as Bitcoin Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act. The Trust’s purpose is to hold Bitcoins, which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Bitcoin Network, including the maximum block size used by the network. Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. Bitcoin has a current maximum block size of approximately 4MB and, on average blocks are generated every ten minutes. Bitcoin’s halvings take place approximately every four years, occurring every 210,000 blocks. Additionally, Bitcoin has a maximum supply of 21 million. As of December 31, 2023, Bitcoin’s circulating supply was 19.6 million coins. As of December 31, 2023, the 24-hour trading volume of Bitcoin was approximately $5.2 billion. As of December 31, 2023, the aggregate market value of Bitcoin was $827.8 billion. As of December 31, 2023, BTC was the largest digital asset by market capitalization, as tracked by CoinMarketCap.com.

As of December 31, 2023, the Trust holds approximately 3.2% of the Bitcoin in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Bitcoin Network. As a decentralized digital asset network, the Bitcoin Network consists of several stakeholders, including core developers of Bitcoin, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of Bitcoin confers no such rights.

On January 11, 2019, the Trust changed its name from Bitcoin Investment Trust to Grayscale Bitcoin Trust (BTC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Bitcoin. The Shares are listed on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol “GBTC.”

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. The Trust does not seek to generate returns beyond tracking the price of Bitcoin. There can be no assurance that the Trust will be able to achieve its investment objective. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on OTCQX have not reflected the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Grayscale Investments, LLC is the sponsor (the “Sponsor”) of the Trust, Delaware Trust Company is the trustee (the “Trustee”) of the Trust, The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for Bitcoins.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of Bitcoins required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of a Bitcoin calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Trading Platforms that are reflected in the CoinDesk Bitcoin Price Index (XBX) (the “Index”) on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the Bitcoin Industry and Market—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

The Trust creates Baskets of Shares only upon receipt of Bitcoins and redeems Shares only by distributing Bitcoins. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. Cash Orders are made through the participation of a Liquidity Provider (as defined herein) and facilitated by the Transfer Agent, as described in “—Description of Creation and Redemption of Shares.” Authorized Participants must pay a Variable Fee (as defined herein) in connection with Cash Orders.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an Internet website at www.etfs.grayscale.com/gbtc, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other report or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on OTCQX have not reflected the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. However, the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca on January 11, 2024.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, any halting of creations or redemptions by the Trust, Bitcoin price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global exchange market for trading Bitcoin. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from May 5, 2015 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 142%, the average premium was 37%, and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 49% and the average discount was 25%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between May 5, 2015 to December 31, 2023, has been quoted at a discount on 718 days. As of December 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 8% to the Trust’s NAV per Share. As of February 19, 2024, the Trust’s Shares were quoted on NYSE Arca at a discount of 0.02% to the Trust’s NAV per Share. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s Bitcoins are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of Bitcoins based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to December 26, 2023, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of Bitcoin and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that Bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Bitcoin is a security, the Sponsor does not intend to permit the Trust to continue holding Bitcoin in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2023, each Share represented approximately 0.0009 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoins are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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

•

Market-Traded and Transparent. The Shares are quoted on NYSE Arca. Investors may also choose to purchase Shares on NYSE Arca. Shares purchased on NYSE Arca are not restricted. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.etfs.grayscale.com/gbtc.

•

Minimal Credit Risk. The Shares represent an interest in actual Bitcoins owned by the Trust. The Trust’s Bitcoins are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Bitcoin futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.

•

Safekeeping System. The Custodian has been appointed to control and secure the Bitcoins for the Trust using offline storage, or cold storage, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

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

•

Enhanced Security. Transfers from the Trust’s Vault Balance require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Bitcoins. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Bitcoins.

•	Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.

•

Directly Held Bitcoins. The Trust directly owns actual Bitcoins held through the Custodian. This may differ from other digital asset financial vehicles that provide Bitcoin exposure through other means, such as the use of financial or derivative instruments.

•	Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for Bitcoins transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling Bitcoins as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring Bitcoins in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell Bitcoins on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below, and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency (subject to NYSE Arca obtaining regulatory approval from the SEC), provided that such activities do not conflict with the terms of the Trust Agreement. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by changes in the market prices of Bitcoins.

Incidental Rights and IR Virtual Currency

On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian, respectively, on behalf of the Trust, a notice (each, as supplemented from time to time, a “Pre-Creation Abandonment Notice,” and collectively (as so supplemented), the “Pre-Creation Abandonment Notices”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On January 5, 2024, the Trust delivered a supplemental notice (as supplemented from time to time, the “Pre-Redemption Abandonment Notice” and, together with the Pre-Creation Abandonment Notices, the “Pre-Creation/Redemption Abandonment Notices”) to the Prime Broker, the Custodian and Coinbase Credit providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares (any such time, a “Redemption Time”), all Incidental Right or IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to a Pre-Creation/Redemption Abandonment Notice is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Rights or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Rights or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Rights or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, since May 2, 2018, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares (and, after January 10, 2024, prior to the Redemption Time of any Shares), any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future.

Because the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risks Related to the Trust and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Sponsor has controls in place to monitor for material hard forks or airdrops. The Sponsor will notify investors of any material change to its policy with respect to Incidental Rights and IR Virtual Currency by filing a current report on Form 8-K.

For purposes of the foregoing:

•	“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

•

“Pre-Creation/Redemption Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

•

“Pre-Creation/Redemption Abandonment Notice”—A notice, as supplemented from time to time, delivered by the Sponsor to the former custodian and each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time or Redemption Time (as the case may be), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

•	“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use Bitcoin directly on the Bitcoin Network, as opposed to through an intermediary, such as a custodian, a person generally must have internet access to connect to the Bitcoin Network. Bitcoin transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending Bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Bitcoin Network mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

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

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the Bitcoin contained in the associated address. Likewise, Bitcoin is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Bitcoin, a user’s Bitcoin Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Bitcoin Network software program to the Bitcoin Network to allow transaction confirmation.

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. These “off- blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.

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

The Bitcoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 10 minutes, on average, a new block is added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 6.25 Bitcoin (which reward is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2024). Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

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

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the number of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block and this is expected to decrease by half to become 3.125 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2024. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoin in existence will increase at a controlled rate until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of December 31, 2023, approximately 19.6 million Bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

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

For example, in 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin Network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot was intended to reduce the amount of data written to a block, enhance the ability to implement and use smart contracts on the Bitcoin Network, and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy. However, Taproot also relaxed certain types of data requirements enforced by the Bitcoin Blockchain to facilitate these changes which led to the launch of the “ordinal protocol.” The ordinal protocol takes advantage of Taproot’s relaxed data requirements to allow users to add graphic images and other data files to Bitcoin transactions (“Ordinals”). By the end of 2023, nearly 53 million Ordinals had been inscribed to the Bitcoin Blockchain. The advent of Ordinals has led to notable increases in the amount of data submitted to the blockchain, which has contributed to Bitcoin Blockchain bloat and has resulted in fewer transactions fitting in a block, and thus higher transaction fees and confirmation times.

Bitcoin Value

Digital Asset Trading Platform Valuation

The value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions. The most common means of determining the value of a Bitcoin is by surveying one or more Digital Asset Trading Platforms where Bitcoin is traded publicly and transparently (e.g., Coinbase, Bitstamp, Crypto.com, Kraken and LMAX Digital). Additionally, there are over-the-counter dealers or market makers that transact in Bitcoin.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2023, the Digital Asset Trading Platforms included in the Index were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase: A U.S.-based trading platform registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYDFS”) BitLicense as well as a money transmitter in various U.S. states.

Bitstamp: A U.K.-based trading platform registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states.

Kraken: A U.S.-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform registered as a broker with FCA. LMAX Digital does not hold a BitLicense.

Crypto.com: A Singapore-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Crypto.com does not hold a BitLicense.

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoins. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling Bitcoins. The below table reflects the trading volume in Bitcoins and market share of the BTC-U.S. dollar trading pairs of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2023 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2023(1)	Volume (BTC)	Market Share (2)
Coinbase	45,246,286	24.81%
Bitstamp	23,546,684	12.91%
Kraken	13,424,679	7.36%
LMAX Digital	9,265,659	5.08%
Crypto.com	389,829	0.21%

Total BTC-U.S. Dollar trading pair	91,873,137	50.37%

(1)

On June 17, 2023, the Index Provider removed Binance.US from the Index due to Binance.US’s announcement that the trading platform is suspending U.S. dollar (“USD”) deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. On July 29, 2023, the Index Provider added Bitstamp to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. On October 28, 2023, the Index Provider added Crypto.com to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review.

(2)

Market share is calculated using trading volume (in Bitcoins) for certain Digital Asset Trading Platforms, including Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2023, including Binance.US (data included from April 1, 2020), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018 to December 3, 2023), Cboe Digital (data included from October 1, 2020), FTX.US (data included from April 1, 2022 to November 12, 2022), Gemini, itBit, LakeBTC (data included from May 1, 2015 to June 1, 2018 and from January 27, 2019 to May 6, 2021), HitBTC (data included from April 1, 2019 to March 31, 2020) and OKCoin (data included since inception to December 31, 2022).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2023, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 3.18% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.70%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.01%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin.

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

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

Constituent Trading Platform Selection

The Digital Asset Trading Platforms that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For a trading platform to become a Constituent Trading Platform, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•	Sufficient USD liquidity relative to the size of the listed assets;

•	No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the trading platform’s eligibility requirements to trade;

•	No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;

•	Real-time price discovery;

•	Limited or no capital controls;

•	Transparent ownership including a publicly-owned ownership entity;

•

Publicly available language and policies addressing legal and regulatory compliance in the U.S., including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it;

•	Be a U.S.-domiciled trading platform or a non-U.S. domiciled trading platform that is able to service U.S. investors; and

•	Offer programmatic spot trading of the trading pair and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Bitcoin derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of Bitcoin derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index applies an algorithm to the price of Bitcoin on the Constituent Trading Platforms calculated on a per second basis over a 24-hour period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Trading Platforms:

•

Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.

•

Price-Variance Weighting: The Index Price reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Trading Platforms. As the price at a particular trading platform diverges from the prices at the rest of the Constituent Trading Platforms, its weight in the Index Price consequently decreases.

•

Inactivity Adjustment: The Index Price algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, its weighting in the Index Price is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform is gradually increased until it reaches the appropriate level.

•

Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Trading Platforms that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate the Index Price is not publicly available. Still, the Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Sponsor believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of Bitcoin price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of Bitcoin prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Bitcoin spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for the Bitcoin, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its Bitcoin for operational purposes by reference to the Index Price. The Index Price is the value of a Bitcoin as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Bitstamp.

•

Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Trading Platform’s share of trading volume during the same period.

•

Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index. Due to the period of inactivity, it would re-weight the Constituent Trading Platform activity to a weight lower than its original weighting—for example, to 12%.

•

Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a constituent trading platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Trading Platform were trading more than 7% higher than the average execution prices on another Constituent Trading Platform. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Trading Platform’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

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

2.

Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

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

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets, including Bitcoin. Any similar attacks on the Bitcoin Network that impact the ability to transfer Bitcoin could have a material adverse effect on the price of Bitcoin and the value of the Shares.

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

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short-or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. For example, Bitstamp, Coinbase, Kraken, LMAX Digital and Crypto.com are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of December 31, 2023, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry. Similar events may occur with Bitcoin.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of trading platforms or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of Bitcoin, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset trading platforms during the first half of 2023.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•

China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.

•

South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.

•

The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.

•

The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.

•

The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023 and is expected to come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin ecosystem in the United States and globally, or otherwise negatively affect the value of Bitcoin held by the Trust. The effect of any future regulatory change on the Trust or the Bitcoin held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Bitcoins are held by the Custodian on behalf of the Trust. The Trust’s Bitcoins will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the number of Bitcoins represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the number of whole and fractional Bitcoins represented by each Basket being created, the number of which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

Following the listing of Shares on NYSE Arca, Authorized Participants can engage with the Sponsor and the Trust to create and redeem Baskets. Authorized Participants are able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Bitcoins, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on NYSE Arca over such value or cause the Shares to trade at a discount to such value, which historically has been substantial.

Each Share represented approximately 0.0009 of one Bitcoin as of December 31, 2023. Each Share in the initial Baskets represented approximately one-tenth (0.1) of a Bitcoin. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of Bitcoins required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Bitcoins to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act.

The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, www.etfs.grayscale.com/gbtc, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of Bitcoin and Determination of NAV.”

The Trust’s assets consist solely of Bitcoins, cash proceeds from the sale of Bitcoins and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. As a result, the Trust does not expect to hold any Incidental Rights or IR Virtual Currency or to take any Incidental Rights or IR Virtual Currency into account for the purposes of determining the NAV or the NAV per Share.

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

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2023, the constituent Digital Asset Trading Platforms of the Index were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

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

The Sponsor arranged for the creation of the Trust and, following their uplisting on January 11, 2024, quotation of the Shares on NYSE Arca (the Shares were previously quoted on OTCQX). As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s Bitcoin as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Bitcoin or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Bitcoin Network after which there is a dispute as to which network resulting from the fork is the Bitcoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s Bitcoin but instead has entered into the Prime Broker Agreement with the Custodian to facilitate the security of the Trust’s Bitcoin.

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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the Bitcoin Industry and Market—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Marketing Agent Agreement

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated August 18, 2022 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

As of January 10, 2024, the Sponsor amended, solely with respect to the Trust, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Sponsor, the Trust and Grayscale Securities, LLC (“Grayscale Securities”), a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Sponsor in developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian, Prime Broker or any other person.

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

The Transfer Agent

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust. The Transfer Agent has its principal office at 240 Greenwich Street, New York, New York 10286. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Continental Stock Transfer & Trust Company, a Delaware corporation, serve as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Sponsor-paid Expense.

The Bank of New York Mellon also serves as the administrator for the Trust.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of Bitcoins required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Participant Agreements set forth the procedures for the creation and redemption of Baskets by the Authorized Participants. Although the Trust creates Baskets only upon the receipt of Bitcoins, and redeems Baskets only by distributing Bitcoins, at this time an Authorized Participant can only submit “Cash Orders,” pursuant to which the Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments, LLC, acting other than in its capacity as Sponsor (in such capacity, the “Liquidity Engager”), which will engage one or more eligible companies (each, a “Liquidity Provider”) that is not an agent of, or otherwise acting on behalf of, any Authorized Participant to obtain or receive Bitcoin in connection with such orders. The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis.

The Trust is currently able to accept Cash Orders. However, and in common with other spot Bitcoin exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Bitcoin in compliance with the federal securities laws. If NYSE Arca were to seek and obtain necessary regulatory approval from the SEC to amend its listing rules to allow “In-Kind Orders” (the “In-Kind Regulatory Approval”), in the future the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit Bitcoin directly with the Trust or receive Bitcoin directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, Baskets cannot be created or redeemed through In-Kind Orders and can only be created or redeemed through Cash Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

As of the date of this Annual Report, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC and Goldman Sachs & Co. LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

In connection with the entry into the Participant Agreements referred to above, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Participant Agreement. As a result, since January 10, 2024, Grayscale Securities ceased acting as an Authorized Participant of the Trust.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of Bitcoins in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk and Cumberland DRW LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins, on the Trust’s behalf. The Custodian’s services (i) allow Bitcoins to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw Bitcoins from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Vault Balance uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Trust’s Vault Balance the number of Bitcoins necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Prime Broker Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Prime Broker Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Prime Broker Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell Bitcoins for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Bitcoin in the Vault Balance are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Prime Broker Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

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

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

Key Storage

Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian and the Prime Broker for security purposes.

The Vault Balance primarily uses “cold” storage mechanisms to secure a substantial portion of the Trust’s private keys. A substantial portion of the Trust’s Bitcoin holdings are held in cold storage at all times, with a portion of the Settlement Balance held temporarily in hot storage from time to time, for purposes of facilitating the receipt and distribution of Bitcoins in connection with the creation and redemption of Baskets. Any Bitcoin credited to the Trust’s Settlement Balance is stored in omnibus accounts, either on the Prime Broker’s systems or at Coinbase Connected Venues, using a combination of cold and hot storage mechanisms to secure the private keys representing the assets credited to the Trust’s Settlement Balance.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s Bitcoin are generated and stored in an offline manner. A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or hot, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets. While private keys held in hot storage are more accessible and therefore enable more efficient transfers, such assets are more vulnerable to theft, loss or damage.

Security Procedures

The Custodian and the Prime Broker hold the Trust’s private keys in custody in accordance with the terms and provisions of the Prime Broker Agreement. Transfers to and from the Vault Balance and, where held in cold storage, the Trust’s Settlement Balance, require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the applicable Custodial Entity or Entities must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Bitcoins to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the Bitcoin Blockchain, subject to the availability of the Prime Broker’s online platform. When Bitcoin is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and Bitcoin in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing Bitcoins from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring Bitcoins to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

The Marketing Agent

Prior to January 10, 2024, Grayscale Securities was the distributor and marketer of the Shares. Since January 10, 2024, Foreside Fund Services, LLC (“Foreside”) is the marketing agent of the Shares, and Grayscale Securities ceased acting as the distributor and marketer of the Shares of the Trust. Foreside Fund Services, LLC is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

The Sponsor has entered into a Marketing Agent Agreement with Foreside. The Sponsor may engage additional or successor marketing agents in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are quoted on NYSE Arca under the ticker symbol “GBTC”. On January 26, 2018, the Trust completed a 91-for-1 Share split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on January 22, 2018 received ninety additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to January 26, 2018 have been retroactively adjusted to reflect the effects of the Share Split, as applicable.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates); provided, however, that a shareholder shall be deemed to consent to a modification or amendment of the Trust Agreement if the Sponsor has notified such shareholder in writing of the proposed modification or amendment and such shareholder has not, within twenty (20) calendar days of such notice, notified the Sponsor in writing that such shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Redemptions and Distributions

Through its redemption program, the Trust may redeem Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets only by distributing Bitcoins, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will accept cash from the Cash Account in connection with the redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments, LLC, acting other than in its capacity as Sponsor, which will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving Bitcoin in connection with such orders. Subject to In-Kind Regulatory Approval, in the future the Trust may also redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would receive Bitcoin directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, at this time Baskets will not be redeemed through In-Kind Orders and will only be redeemed through Cash Orders. Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. As of December 31, 2023, each Share represented approximately 0.0009 of one Bitcoin. See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca under the symbol “GBTC” on January 11, 2024. In connection with the uplisting of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange traded products.

The Trust redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. As of December 31, 2023, each Share represented approximately 0.0009 of one Bitcoin. See “—Description of Creation and Redemption of Shares.” The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. The redemption of a Basket requires the delivery to the Authorized Participant of the number of Bitcoins represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt redemptions, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Risk Factors—Risk Factors Related to the Offering—Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.”

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

Description of Creation and Redemption of Shares

General

The Trust issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Trust will not issue fractions of a Basket. The Sponsor believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Trust. However, the Sponsor may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Sponsor determines it to be necessary or advisable. As of December 31, 2023, 8.9479 Bitcoins are required to create a Basket, or 10,000 Shares, or less than 0.01% of the number of Bitcoins traded each day on average. As such, the Sponsor does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional Bitcoins represented by each Basket being created or redeemed, which is determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000 (the “Basket Amount”). The U.S. dollar value of a Basket is calculated by multiplying the Basket Amount by the Index Price as of the trade date (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Trust, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Trust’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The number of Bitcoins represented by a Share will gradually decrease over time as the Trust’s Bitcoins are used to pay the Trust’s expenses. As of December 31, 2023, each Share represented approximately 0.0009 of one Bitcoin.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants or their AP Designees creating and redeeming Shares through In-Kind Orders must also own a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant (or its AP Designee) and maintain an account with the Custodian.

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount and the redemption of Baskets requires the distribution by the Trust of the Total Basket Amount. Although the Trust creates Baskets only upon the receipt of Bitcoins, and redeems Baskets only by distributing Bitcoins, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets.

Cash Orders will be facilitated by the Transfer Agent and the Liquidity Engager. On an order-by-order basis, the Liquidity Engager will engage one or more Liquidity Providers to obtain or receive Bitcoin in exchange for cash in connection with such order, as described in more detail below.

Each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee based on the Total Basket NAV (the “Variable Fee”). The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling Bitcoins. The amount may be changed by the Sponsor in its sole discretion at any time.

In the case of creations pursuant to Cash Orders, to transfer the Total Basket Amount to the Trust’s Vault Balance, the Liquidity Provider will transfer Bitcoin to one of the public key addresses associated with the Vault Balance and as provided by the Sponsor. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the Blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Part I—Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.”

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of Bitcoins by the Bitcoin Network, which will be paid by the Custodian in the case of redemptions and the Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Participant Agreements and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreements, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time (the “Order Cutoff Time”).

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, or otherwise have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind creation is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

Cash Orders

Creations under Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Any price differential of Bitcoins between the order date and the transfer date will be borne solely by the Liquidity Provider until such Bitcoins have been received by the Trust.

T	T+1, or T+2, as established at the time of order placement

•  The Authorized Participant places a creation order with the Transfer Agent.

•  The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.

•  The Sponsor notifies the Liquidity Provider of the creation order.

•  The Sponsor determines the Total Basket NAV and any Variable Fee as soon as practicable after 4:00 p.m., New York time.

•  The Authorized Participant delivers the Total Basket NAV and any Variable Fee to the Cash Account.

•  The Liquidity Provider transfers the Total Basket Amount to the Trust’s Vault Balance.

•  The Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.

•  Cash equal to the U.S. dollar value of the Total Basket NAV, plus any Variable Fee, is delivered to the Liquidity Provider from the Cash Account.

•  The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind redemption of Shares is otherwise unavailable, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

Cash Orders for redemption must be placed no later than 1:59:59 p.m., New York time on each business day. The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

Cash Orders

Redemptions under Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Any price differential of Bitcoins between the order date and the transfer date will be borne solely by the Liquidity Provider until such Bitcoins have been received by the Trust.

T	T+1, or T+2, as established at the time of order placement

•  The Authorized Participant places a redemption order with the Transfer Agent.

•  The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.

•  The Sponsor notifies the Liquidity Provider of the redemption order.

•  The Sponsor determines the Total Basket NAV and any Variable Fee as soon as practicable after 4:00 p.m., New York time.

•  The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.

•  The Liquidity Provider delivers the Total Basket NAV less any Variable Fee to the Cash Account.

•  The Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.

•  The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the U.S. dollar value of the Total Basket NAV less any Variable Fee and any other charges and fees payable in connection with the redemption order is delivered to the Authorized Participant from the Cash Account.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent In-Kind Regulatory Approval has been obtained, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Bitcoin and Determination of NAV

The Sponsor will evaluate the Bitcoins held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Bitcoins and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Bitcoins held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

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

5.

Subtract the U.S. dollar value of the Bitcoins, calculated using the Index Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).

6.	Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s Bitcoins, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Bitcoin Industry and Market—The Index and the Index Price.”

The Sponsor will publish the Index Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per Bitcoin other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per Bitcoin resulting from such calculation.

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

Expenses; Sales of Bitcoins

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. From inception to January 10, 2024, the Sponsor’s Fee was 2.0%. Effective January 11, 2024, the Sponsor’s Fee was lowered to 1.5%. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 1.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into Bitcoins by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in Bitcoins to the Sponsor daily in arrears.

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

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the Bitcoin received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such Bitcoin to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert Bitcoin received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoins. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor Bitcoin in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Disposition of Bitcoins

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Vault Balance the number of Bitcoins, determined as described above in “—Expenses; Sales of Bitcoins,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such Bitcoins to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Vault Balance Bitcoins in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such Bitcoins into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoins in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in Bitcoin. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of Bitcoins. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of Bitcoins to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the number of Bitcoins held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in Bitcoins or the sale of Bitcoins to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting Bitcoins into U.S. dollars), the number of Bitcoins represented by a Share will decline at such time and the Trust’s NAV may also decrease. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New Bitcoins deposited into the Vault Balance in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s Bitcoins if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of Bitcoins.

The quantity of Bitcoins to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of Bitcoins held by the Trust. See “—Expenses; Sales of Bitcoin.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoins by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the number of Bitcoins represented by each outstanding Share for three years. It assumes that the only transfers of Bitcoins will be those needed to pay the Sponsor’s Fee and that the price of Bitcoins and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional number of Bitcoins represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00
Sponsor’s Fee(1)	1.50%	1.50%	1.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
Bitcoins in Trust, beginning	10,000.00	9,850.00	9,702.25
Hypothetical value of Bitcoins in Trust	$1,000,000.00	$985,000.00	$970,225.00
Beginning NAV of the Trust	$1,000,000.00	$985,000.00	$970,225.00
Bitcoins to be delivered to cover the Sponsor’s Fee	150.00	147.75	145.53
Bitcoins in Trust, ending	9,850.00	9,702.25	9,556.72
Ending NAV of the Trust	$985,000.00	$970,225.00	$955,671.63
Ending NAV per share	$9.85	$9.70	$9.56
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00

(1)	From inception to January 10, 2024, the Sponsor’s Fee was 2.0%. Effective January 11, 2024, the Sponsor’s Fee was lowered to 1.5%.

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

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group, Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

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

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and the Sponsor as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor the Sponsor will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, the Sponsor will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of the Sponsor and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if a federal court upholds an allegation that Bitcoin is a security under the federal securities laws.

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

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in Bitcoin at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s Bitcoin, if applicable, and has paid or made provision for the Trust’s claims and obligations.

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

Description of the Prime Broker Agreement

The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian and Prime Broker.”

Account; Location of Bitcoins

All of the Trust’s Bitcoin, other than that which is credited to a settlement balance maintained with the Prime Broker (the “Settlement Balance”), is held in custody accounts maintained on the books of the Custodian, as to which the Custodian controls the private keys which allow for the transfer of ownership or control of the Trust’s Bitcoin on the Trust’s behalf (the “Vault Balance”). The Prime Broker Agreement provides that the Trust’s Vault Balance will be held by the Custodian in segregated wallets or accounts. The Custodian will keep all of the private keys associated with the Trust’s Bitcoin held in the Vault Balance in an offline manner. The term “cold storage” refers to a safeguarding method where the storage of private keys may involve keeping such keys’ materials on a non-networked computer or electronic device or storing the private keys on a storage device. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s Bitcoin are generated and stored in an offline manner. The term “hot storage” refers to the safeguarding method by which the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to theft, loss or damage.

Additionally, at the Sponsor’s discretion, a portion of the Trust’s Bitcoin holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any Bitcoin credited to the Trust’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Trust or the Sponsor maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the Bitcoin credited to the Trust’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of Bitcoins in connection with the creation and redemption of Baskets.

Private key shards associated with the Trust’s Bitcoin are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States. The locations of the secure vaults may change and are kept confidential by the Custodian for security purposes.

The Prime Broker Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf with respect to the Trust’s Bitcoin held in the Vault Balance and the Bitcoin in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Prime Broker Agreement, the Custodian represents and warrants that it has no right, interest, or title in the Bitcoin in the Trust’s Vault Balance, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. With respect to the Trust’s Bitcoin credited to the Settlement Balance, the Prime Broker maintains an internal ledger that specifies the Bitcoin credited to the Trust’s Settlement Balance. The Prime Broker Agreement states that the Prime Broker treats such Bitcoin as custodial assets held for the benefit of the Trust, and shall not be considered the property of the Prime Broker. Additionally, under the Prime Broker Agreement, the Prime Broker represents and warrants that it will not, directly or indirectly, sell, transfer, loan, rehypothecate or otherwise alienate the Trust’s Bitcoin credited to the Settlement Balance.

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Trust is the “entitlement holder” within the meaning of Article 8. The Custodial Entities’ ultimate parent, Coinbase Global, Inc. (“Coinbase Global”), has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s Bitcoins and to the operations of the Trust.”

Safekeeping of Bitcoins

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. All Bitcoin credited to the Vault Balance will (i) be held in the Vault Balance at all times, and the Vault Balance will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; and (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet. Additionally, the Custodian will use commercially reasonable efforts to keep the private key or keys for the Vault Balance secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of commercially reasonable efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the Bitcoin “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

Bitcoin credited to the Trust’s Settlement Balance may be held in omnibus wallets maintained by the Prime Broker and/or at Coinbase Connected Venues. While the Bitcoin credited to the Trust’s Settlement Balance could be commingled with other assets, the Bitcoin in the Trust’s Settlement Balance will represent entitlement to a pro-rata share of the Bitcoin held in such omnibus wallets and/or at Coinbase Connected Venues. In all circumstances the Prime Broker will keep an internal ledger that specifies the assets credited to the Settlement Balance such that the Trust, its auditors and regulators can identify the Trust’s pro-rata share of the Bitcoin held in omnibus wallets and/or at Coinbase Connected Venues. Neither the Trust nor the Sponsor have a contractual relationship with the Coinbase Connected Venues utilized by the Custodial Entities.

Insurance

Pursuant to the terms of the Prime Broker Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services it provides. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s Bitcoin, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries. Although the Prime Broker is not required to maintain insurance under the terms of the Prime Broker Agreement, the Custodial Entities have also advised the Sponsor that they maintain insurance coverage pursuant to such policies held by Coinbase Global.

Deposits, Withdrawals and Storage

The Custodian and the Prime Broker provide for: (i) holding of the Trust’s Bitcoin in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s Bitcoin between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Bitcoin from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Bitcoin from the Vault Balance to a public blockchain address the Trust controls (each such transaction is a “Custody Transaction”) (collectively, the “Custodial and Prime Broker Services”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodial Entities may suspend, restrict or terminate the Trust’s and the Sponsor’s access to the Custodial and Prime Broker Services, and/or suspend, restrict or close the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) if the Trust or Sponsor has taken certain actions, including any prohibited use or prohibited business as set forth in the Prime Broker Agreement or if either or both of the Custodial Entities are required to do so by a subpoena, court order, or other binding government order.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Bitcoins from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. Transactions relating to Bitcoin held in the Settlement Balance occur on the Bitcoin Blockchain.

The Custodial Entities make no other representations or warranties with respect to the availability and/or accessibility of Bitcoin or the availability and/or accessibility of the Vault Balance, the Settlement Balance or the Custodial and Prime Broker Services.

Security of the Accounts

The Custodial Entities securely store all digital asset private keys held by the Custodian on secure servers or offline, in cold storage. Under the Prime Broker Agreement, the Custodian must use commercially reasonable efforts to keep the private key or keys to the Vault Balance secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

The Custodial Entities have implemented and will maintain reasonable information security programs that include policies and procedures that are reasonably designed to safeguard the Custodial Entities’ electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined in the Prime Broker Agreement), the Custodial Entities will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the Bitcoin in the Vault Balance, and such records must be retained by the Custodian for no less than seven years. The Prime Broker Agreement also provides that each Custodial Entity will permit, to the extent it may legally do so, the Trust’s third-party representatives, upon thirty days’ notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust may reasonably request. The Prime Broker is obligated to notify the Trust of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

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

Once each calendar year, the Trust and the Sponsor are entitled to request that the Custodial Entities provide a copy of the Services Organization Controls (“SOC”) 1 report and SOC 2 report once per calendar year. Such reports are required to be dated within one year prior to such request. The Custodial Entities reserve the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Prime Broker Agreement. In addition to the review of SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 report.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. The Custodial Entities are liable to the Sponsor and the Trust for the loss of any Bitcoins to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Trust a quantity of Bitcoin equal to the quantity of any such lost Bitcoin.

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Bitcoin or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custody and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Bitcoin on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Bitcoin shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages. In addition, the Custodial Entities are not liable to the Trust for circumstances resulting from certain force majeure events.

Indemnity

The Trust and the Custodial Entities have agreed to indemnify one another from and against certain claims or losses, subject to customary exceptions and limitations.

Fees and Expenses

The Sponsor will pay an annualized fee to the Coinbase Entities, covering the Trust’s use of the Custodial and Prime Broker Services, that is accrued on a monthly basis as a percentage of the Trust’s monthly assets under custody. The Sponsor will also pay a monthly fee to the Prime Broker, covering withdrawals and deposits to or from the Settlement Balance in connection with the creation and redemption of Shares.

Term; Termination and Suspension

The Prime Broker Agreement will remain in effect until either party terminates the Prime Broker Agreement; provided, however, that the Coinbase Entities shall not restrict, suspend, or modify any Prime Broker Services following termination of the Prime Broker Agreement by a Custodial Entity without Cause (as defined in the Prime Broker Agreement) or by the Trust until the end of the applicable notice period and neither party’s termination of the Prime Broker Agreement will be effective until the Trust and/or the Custodial Entities, as the case may be, have fully satisfied their obligations thereunder.

The Trust may terminate the Prime Broker Agreement in whole or in part upon thirty days’ prior written notice to the applicable Custodial Entity; and (ii) for Custodian Cause (as defined in the Prime Broker Agreement) at any time by written notice to the Prime Broker, effective immediately, or on such later date as may be specified in such notice. The Trust will also be entitled to terminate the Prime Broker Agreement in the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable. See “—Record Keeping; Inspection and Auditing.”

The Custodial Entities may terminate the Prime Broker Agreement (i) upon one hundred eighty days’ prior written notice to the Trust; and (ii) for Cause at any time by written notice to the Trust, effective immediately, or on such later date as may be specified in the notice.

In the event that either the Trust or the Custodial Entities terminate the Prime Broker Agreement without Cause, the Custodial Entities shall use reasonable efforts to assist the Trust with transferring any digital assets, fiat currency or funds associated with the Trust’s Accounts to another custodial services provider within ninety days of receipt of the applicable termination notice.

Governing Law

The Prime Broker Agreement is governed by New York law.

MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation/Redemption Abandonment Notices to the former custodian and each of the Prime Broker, the Custodian and Coinbase Credit, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time and Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. Prospectively, the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust might otherwise become entitled. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates or redeems Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and either solely for cash (or, if In-Kind Regulatory Approval is obtained in the future, solely for Bitcoins that were originally acquired by the U.S. Holder for cash on the same date).

As discussed in the section entitled “Creation and Redemption of Shares,” if In-Kind Regulatory Approval is obtained in the future, a U.S. Holder may be able to acquire Shares of the Trust by contributing Bitcoins in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Bitcoins held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins will begin on the date of such purchase. If, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder acquires Shares in exchange for Bitcoins, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoins held in the Trust would be equal to the U.S. Holder’s tax basis in the Bitcoins that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoins generally would include the period during which the U.S. Holder held the Bitcoins that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder that owns more than one lot of Bitcoins contributes a portion of its Bitcoins to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Bitcoins it is contributing and to substantiate its tax basis in those Bitcoins. In general, if a U.S. Holder acquires Shares solely for cash at different prices, the U.S. Holder’s share of the Trust’s Bitcoins will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different.

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

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. As described above, the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise might become entitled. If, however, the Trust were to receive and retain IR Virtual Currency in the future, a U.S. Holder would have a basis in that IR Virtual Currency equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency would begin as of the time it recognizes such income.

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

If, in the future, In-Kind Regulatory Approval is obtained and the Trust redeems all or portion of a U.S. Holder’s Shares in exchange for the underlying Bitcoins represented by the redeemed Shares, such redemption generally would not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the Bitcoins received in the redemption generally would be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the Bitcoins held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the Bitcoins held in the Trust after the redemption would be equal to the tax basis of its pro rata share of the total amount of the Bitcoins held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the Bitcoins received in the redemption. The U.S. Holder’s holding period with respect to the Bitcoins received would generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the Bitcoins received in such redemption would generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Bitcoins held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Bitcoins held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, if In-Kind Regulatory Approval is obtained, that tax basis that is treated as the basis of the Bitcoins received by the U.S. Holder in the redemption).

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

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and although there is no guidance on point, if the Trust were to receive and retain IR Virtual Currency arising from a future fork, airdrop or similar occurrence, it is likely that any ordinary income recognized by a non-U.S. Holder as a result would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

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

ERISA AND RELATED CONSIDERATIONS

ERISA and Section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts (“IRAs”) and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of Plan assets. Government plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”) are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under other federal, state, local, non-U.S. or other applicable laws (“Similar Laws”).

General Fiduciary Matters

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the risks discussed in this Annual Report, and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (i) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (ii) whether the investment would constitute a direct or indirect non-exempt prohibited transaction under ERISA or the Code, (iii) the Plan’s funding objectives, and (iv) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. Fiduciaries of Non-ERISA Arrangements should carefully consider whether an investment in Shares would violate any applicable Similar Laws.

Plan Asset Issues

Under the Department of Labor’s regulations at section 2510.3-101, as amended by Section 3(42) of ERISA (the “Plan Asset Regulations”), if a Plan invests in an equity interest of an entity that is “a publicly-offered security,” the entity will not be deemed to hold “plan assets” subject to ERISA, and a party managing the assets of such entity will not be subject to the fiduciary responsibility and prohibited transaction rules of ERISA and Section 4975 of the Code. A “publicly-offered security” is a security that is freely transferable, part of a class of securities that is widely held, and is either (i) part of a class of securities registered under section 12(b) or 12(g) of the Exchange Act or (ii) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such later time as may be allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is “freely transferable” is a factual question determined on the basis of facts and circumstances. A class of securities is “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another. It is anticipated that the Shares will constitute “publicly-offered securities” as defined in the Plan Asset Regulations. Accordingly, Shares held by a Plan, and not the underlying Bitcoins held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the fiduciary responsibility and prohibited transaction rules of ERISA and the Code.

Investment by Certain Retirement Plans

IRAs and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code Section 401(a) plan should consult with their own advisors as to the consequences of an investment in Shares.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor or any of their respective affiliates or employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a prohibited transaction under ERISA and/or the Code.

Representation

Accordingly, by acceptance of Shares, each purchaser and subsequent transferee of Shares will be deemed to have represented and warranted that either (i) no portion of the assets used by such purchaser or transferee to acquire or hold the Shares constitutes assets of any Plan or Non-ERISA Arrangement or (ii) the acquisition, holding and subsequent disposition of the Shares by such purchaser or transferee will not constitute or result in any non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or violate any applicable Similar Law.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS OR NON-ERISA ARRANGEMENTS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION WITH RESPECT FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT BEFORE PURCHASING SHARES. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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

•

The unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, may adversely affect the value of digital assets and, consequently, the value of the Shares;

•	The value of the Shares relates directly to the value of Bitcoin held by the Trust, the value of which may be highly volatile and subject to fluctuations;

•	The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market;

•	Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share;

•	A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;

•	The limited history of the Index;

•	Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares;

•

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers;

•	Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share;

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

•

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;

•

An Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;

•	Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;

•	Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;

•	The Sponsor’s services may be discontinued, which could be detrimental to the Trust;

•	The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust;

•	If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust; and

•

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust.

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

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including Bitcoin, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including Bitcoin, have continued to fluctuate widely to date throughout 2023 and through the date of this Annual Report.

Extreme volatility in the future, including further declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Bitcoin and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Bitcoin. For additional information that quantifies the volatility of Bitcoin prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Bitcoin Prices.”

Digital assets such as Bitcoin were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

The Bitcoin Network was first launched in 2009 and Bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

Bitcoins is only selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Digital Asset Trading Platforms, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

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

•

Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Bitcoin Network, any trading platforms or businesses that facilitate transactions in Bitcoin may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. As of the date of this Annual Report, the Sponsor is not aware of any ongoing efforts to introduce privacy-preserving features to the Bitcoin Network.

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

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new protocols that may adversely affect the value of the relevant digital asset.

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

As of December 31, 2023, the Bitcoin Network handled approximately three transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2023. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2021, Bitcoin average daily transaction fees have ranged from $0.50 per transaction on January 8, 2023, to as high as $60.95 per transaction on April 20, 2021. As of December 31, 2023, Bitcoin average daily transaction fees stood at $21.00 per transaction. Increased fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

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

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Bitcoin Network, or closely associated supporting infrastructure and applications such as Layer 2 networks or other scaling solutions, is perceived as no longer contributing to such networks due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Bitcoin, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2023, the largest 100 Bitcoin wallets held approximately 15% of the Bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

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

If the digital asset rewards for mining blocks or the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin Blockchain could be slowed. Currently, the fixed reward for solving a new block is 6.25 Bitcoin per block. The number of Bitcoin rewarded for solving a new block is expected to decrease by half after every 210,000 blocks. The next halving is expected to occur mid-2024 and roughly every four years thereafter, until the number of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

There are also concerns that blockchain “bloat” could also contribute to the conditions leading to a 51% attack. As the size of a blockchain grows larger, it requires higher amounts of resources to initially synchronize and validate the entire blockchain. If some potential miners are excluded because these costs become prohibitive, Bitcoin processing power may become more concentrated in a smaller number of parties, increasing the feasibility of a malicious actor to obtain control of the processing power on the Bitcoin Network, which may adversely affect the value of the Shares.

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

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

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

A hard fork may adversely affect the price of Bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool causing a hard fork and created a network with a token named Bitcoin Cash ABC. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020. A clone may also adversely affect the price of Bitcoin at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of Bitcoin at the time of announcement or adoption.

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

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Bitcoin Network is used to facilitate illicit activities, businesses that facilitate transactions in Bitcoin could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and Bitcoin could be removed from digital asset trading platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Bitcoin Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Bitcoin Network and/or adversely affect the price of Bitcoin, the attractiveness of the Bitcoin Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or a Liquidity Provider sources Bitcoin in connection with the creation of the Shares or facilitates transactions in Bitcoin at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant and the Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

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

Risk Factors Related to the Offering

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on NYSE Arca terminates its Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares. In addition, if the Liquidity Engager is unable to engage one or more Liquidity Providers to obtain or receive Bitcoin in connection with Cash Orders, the Trust may have difficulty maintaining the participation of certain Authorized Participants or engaging additional Authorized Participants. Under such circumstances, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of Bitcoin, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on NYSE Arca at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, NYSE Arca is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when NYSE Arca is closed but Digital Asset Trading Platforms are open, significant changes in the price of Bitcoin on the Digital Asset Trading Platform Market could result in a difference in performance between the value of Bitcoin as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of Bitcoin on the Digital Asset Trading Platform Market, and the value of Bitcoin as measured by the Index, move significantly in a negative direction after the close of NYSE Arca, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NYSE Arca reopens. If the price of Bitcoin on the Digital Asset Trading Platform Market drops significantly during hours NYSE Arca is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when NYSE Arca is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.

Prior to their uplisting to NYSE Arca, the Shares traded on OTCQX at both premiums and discounts to the NAV per Share, which at times were substantial. The Sponsor believes that the trading price of the Shares has diverged from the NAV per Share in the past due, in part, to the holding period under Rule 144 for Shares purchased in the private placement and the lack of an ongoing redemption program, as a result of which Authorized Participants had been unable to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share. Although the Sponsor has observed that the commencement of the Trust’s redemption program, in conjunction with the listing of the Shares on NYSE Arca, has had the effect of reducing the discount at which the Shares had been trading on the OTCQX immediately prior to the commencement of the redemption program, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable again in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind creation or redemption of Shares is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. The premium or discount at which the Shares have traded has fluctuated over time. For example, from May 5, 2015 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 142% and the average premium was 37%. Moreover, the closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day between May 5, 2015 to December 31, 2023, has been quoted at a discount on 718 days. From May 5, 2015 to December 31, 2023, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 49% and the average discount was 25%. As of December 29, 2023, the last business day of such period, the Trust’s Shares were quoted on OTCQX at a discount of 8% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

There is no guarantee that an active trading market for the Shares will develop.

Although an active market for the Shares had developed on OTCQX and the Shares have begun trading on NYSE Arca, there can be no assurance that an active trading market for the Shares will develop or, to the extent an active market does develop, be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares at any time and for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, shareholders may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not develop or continue to exist, the market prices and liquidity of the Shares may be adversely affected.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which proposed settlement remains subject to the approval of the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Further, in March 2023, the FDIC accepted Silicon Valley Bank and Signature Bank into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on the Trust or the Sponsor, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

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

The value of the Shares relates directly to the value of the Bitcoins held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

•	An increase in the global Bitcoin supply;

•	Manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;

•	The adoption of Bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin Network;

•	Forks in the Bitcoin Network;

•	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Bitcoin, and digital asset trading platform rates;

•	Consumer preferences and perceptions of Bitcoin specifically and digital assets generally;

•	Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;

•	The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;

•	Investment and trading activities of large investors that invest directly or indirectly in Bitcoin;

•	A “short squeeze” resulting from speculation on the price of Bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

•	An active derivatives market for Bitcoin or for digital assets generally;

•	A determination that Bitcoin is a security or changes in Bitcoin’s status under the federal securities laws;

•

Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Bitcoin as a form of payment or the purchase of Bitcoin on the Digital Asset Markets;

•	Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;

•	Fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled;

•	Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;

•	Decreased confidence in Digital Asset Trading Platforms due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;

•	Increased competition from other forms of digital assets or payment services; and

•	The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the number of Bitcoin that the Trust may acquire.

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

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, unregulated. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of Bitcoin trading.

Many Digital Asset Trading Platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on unregulated Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in Bitcoin manipulating Bitcoin pricing; (3) hacking of the Bitcoin Network and trading platforms; (4) malicious control of the Bitcoin Network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in Bitcoin, new sources of demand for Bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of Bitcoin present in the Digital Asset Markets or cause distortions in the price of Bitcoin, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Bitcoin on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Trading Platform at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other trading platforms from around $795 to $578. Failure and shortcomings of large Digital Asset Trading Platforms have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Trading Platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Trading Platforms, Binance, was hacked, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. While details and events surrounding the failure continue to develop, and it is unclear what the eventual impacts of its bankruptcy will be, it appears that fraud, security failures and operational problems all played a role in FTX’s issues. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of Bitcoin. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash trading.

Digital Asset Trading Platforms may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve an exchange’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their tokens. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

To the extent that wash trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about Bitcoin and the digital assets industry more broadly, which could adversely impact the price of Bitcoin and, therefore, the price of the Shares. Wash trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For example, on June 17, 2023, the Index Provider removed Binance.US from the Index due to Binance.US’s announcement that the trading platform is suspending U.S. dollar (“USD”) deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its scheduled quarterly review. On July 29, 2023, the Index Provider added Bitstamp to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. On October 28, 2023, the Index Provider added Crypto.com to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the constituent Digital Asset Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2023, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 3.18% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.70%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.01%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoins, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Bitcoin on public Digital Asset Trading Platforms has a limited history, and during this history, Bitcoin prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2019 through December 31, 2023, the Index Price ranged from $3,358.99 to $67,352.59, with the straight average being $24,574.41 through December 31, 2023. In addition, during the year ended December 31, 2023, the Index Price ranged from $16,598.96 to $44,393.18. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group. The price of Bitcoin more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Bitcoin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Bitcoin Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of Bitcoin as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of Bitcoin and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring Bitcoin required for the creation of Baskets may increase the market price of Bitcoin on the Digital Asset Markets, which will result in higher prices for the Shares. Alternatively, selling activity associated with sales of Bitcoin withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of Bitcoin on the Digital Asset Markets, which will result in lower prices for the Shares. Increases or decreases in the market price of Bitcoin may also occur as a result of the purchasing or selling activity of other market participants. Other market participants may attempt to benefit from an increase or decrease in the market price of Bitcoin that may result from increased purchasing or selling activity of Bitcoin connected with the creation or redemption of Baskets. Consequently, the market price of Bitcoin may decline immediately after Baskets are created. Decreases in the market price of Bitcoin may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2023, Bitcoin was the largest digital asset by market capitalization, as tracked by CoinMarketCap.com and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2023, the alternative digital assets tracked by CoinMarketCap.com had a total market-capitalization of approximately $1,518.3 billion (including the approximately $827.8 billion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Bitcoin Network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Litecoin Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

Investors may also invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other financial vehicles, including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. While the Trust is the largest, most liquid and longest standing Bitcoin investment vehicle in the world, the Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot Bitcoin products, among other digital asset vehicles, several of which have applications pending before the SEC or that have already received SEC approval. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including the Trust’s timing in entering the market relative to competing spot Bitcoin exchange traded products and its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

If the Trust fails to continue to maintain or grow sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the shareholders. Furthermore, the Trust may fail to continue to attract adequate liquidity in the secondary market due to such competition, resulting in a small number of Authorized Participants willing to make a market in the Shares, which in turn could result in the Shares trading at a significant premium or discount for extended periods. Likewise, market and financial conditions, among other conditions outside the Trust’s control, may cause investors to find it more attractive to gain exposure to Bitcoin through other vehicles, rather than the Trust.

In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Bitcoin come to represent a significant proportion of the demand for Bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Bitcoin, could negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of Bitcoin may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for Bitcoin and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Bitcoin market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin UST, a U.S. dollar stablecoin issued by Terra, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as Bitcoin spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of Bitcoin, and in turn, an investment in the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust.

The Trust relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of Bitcoins in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments, LLC, acting other than in its capacity as Sponsor (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Bitcoins, or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s Bitcoins to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodial Entities, in insolvency proceedings are currently uncertain. The Prime Broker Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as financial assets under Article 8 in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf with respect to the Trust’s Bitcoin held in the Vault Balance, and that any Bitcoin credited to the Settlement Balance will be treated as custodial assets.

The Custodial Entities’ parent, Coinbase Global, has also stated in its most recent public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody and prime broker client agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodial Entities were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. Moreover, the Custodian and the Prime Broker are potentially subject to different insolvency regimes and there is no assurance that the digital assets credited to the Trust’s Settlement Balance would be treated similarly to those credited to the Trust’s Vault Balance in an insolvency, notwithstanding the rights and obligations conferred under the Prime Broker Agreement or Coinbase Global’s views regarding the treatment of such assets under Article 8. In the event that the Custodian or the Prime Broker and/or Coinbase Global became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s, the Prime Broker’s and/or Coinbase Global’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Bitcoins in trust on the Trust’s behalf. However, the SEC has recently released proposed amendments to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

To the extent that Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Bitcoin. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Bitcoin may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or Grayscale Investments, LLC is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in Bitcoin. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV—Disposition of Bitcoins” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Bitcoin in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Bitcoin and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

•

The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Vault Balance, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

•

Although the Bitcoin Network does not have any privacy enhancing features at this time, if any such features are introduced to the Bitcoin Network in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin Network may increase the potential for Bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm. Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

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

Security threats to the Trust’s Vault Balance or Settlement Balance could result in the halting of Trust operations, including the creation and redemption of Baskets, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Bitcoins held in the Vault Balance, as well as the Trust’s Bitcoins held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Bitcoins and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Bitcoins may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, for a substantial portion of the Trust’s Bitcoin, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Bitcoins. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s Bitcoin from time to time will be held in hot storage, such Bitcoins will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, a Custodial Entity, or otherwise, and, as a result, an unauthorized party may obtain access to an Account, the relevant private keys (and therefore Bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or a Custodial Entity to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodial Entities may be unable to anticipate these techniques or implement adequate preventative measures. Moreover, the Custodial Entities will not be liable for any claims or losses arising out of or relating to the acts and/or omissions of any unauthorized third parties, except to the extent such losses are caused by a Custodial Entity’s negligence, fraud or willful misconduct.

An actual or perceived breach of an Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

Bitcoin transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of Bitcoin generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of Bitcoin will regularly be made to or from the Vault Balance, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s Bitcoin could be transferred from the Trust’s Vault Balance in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Digital Asset Trading Platform Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s Bitcoins through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Bitcoins. The Trust will also be unable to convert or recover its Bitcoins transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodial Entities expose the Trust and its shareholders to the risk of loss of the Trust’s Bitcoins for which no person or entity is liable.

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

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s Bitcoin, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoins. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Bitcoin or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custody and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Bitcoin on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Bitcoin is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of Bitcoins deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoins deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that Bitcoin is a security under the federal securities laws, among other reasons. See “Item 1. Business—“Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of Bitcoin is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s Bitcoins are sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

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

The Sponsor is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate Bitcoin price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate Bitcoin price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate Bitcoin price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of Bitcoin. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of Bitcoin.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell Bitcoin held by the Trust or (ii) deliver Bitcoin in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of Bitcoin at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•

The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of Bitcoin. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s Bitcoins may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

•

Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver Bitcoin to the Sponsor or sell Bitcoin. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.

•

Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoin by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of Bitcoin to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of Bitcoin by the Trust to pay the Sponsor’s Fee or other expenses and each sale of Bitcoin by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding Bitcoin. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Bitcoin. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its Bitcoin. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Bitcoin. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

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

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

The Trust is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive Bitcoin in exchange for cash in connection with such order. However, and in common with other spot Bitcoin exchange-traded products, the Trust is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for Bitcoin.

Authorized participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. There has yet to be definitive regulatory guidance on whether and how registered broker-dealers can comply with these rules with regard to transacting in or holding spot Bitcoin. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in Bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Bitcoin may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders, in which Authorized Participants or their designees would deposit Bitcoin directly with the Trust or receive Bitcoin directly from the Trust. However, there can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain this approval, if at all.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than Bitcoin, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

In particular, the Trust’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if In-Kind Regulatory Approval were obtained, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Shareholders will not receive the benefits of any forks or airdrops.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset, generally for free, based on the fact that they hold such other digital asset. We refer to the right to receive any benefits arising from a fork, airdrop of similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.”

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event. As such, shareholders will not receive the benefits of any forks, and the Trust is not able to participate in any airdrop.

In the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

Coinbase Global serves as the Bitcoin custodian and prime execution agent for several competing exchange-traded Bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of digital asset brokerage and custody services, Coinbase Global serves as the Bitcoin custodian and prime execution agent for several competing exchange-traded Bitcoin products. Therefore, Coinbase Global plays a critical role in supporting the U.S. spot Bitcoin exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services, which could harm the Trust, the shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust serve in a similar capacity for several competing exchange-traded Bitcoin products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust serve in a similar capacity for several competing exchange-traded Bitcoin products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded Bitcoin products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of Bitcoin, as well as the number of Bitcoin that is required to create or redeem Shares of the Trust. As of February 19, 2024, 8.9283 Bitcoins are required to create a Basket, or 10,000 Shares. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risks Related to the Offering—Competition from the emergence or growth of other digital assets or methods of investing in Bitcoin could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.”

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

For example, in June 2023, the SEC brought the Binance Complaint and the Coinbase Complaint, alleging violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

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

As part of determining whether Bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Bitcoin with external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Bitcoin is not a security in light of the uncertainties inherent in the Howey and Reves tests.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with Bitcoin, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of Bitcoin or any other particular digital asset.

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

Likewise, in the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets, including Bitcoin and ETH, declined significantly and may continue to decline as these cases advance through the federal court system. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. The SEC has sought an interlocutory appeal of the district court’s verdict that XRP is not a security, which appeal was denied by the district court in October 2023. Moreover, also in July 2023, another judge in the District Court for the Southern District of New York, in litigation between the SEC and the issuer of the UST and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision. The Binance Complaint, the Coinbase Complaint, the Kraken Complaint and the SEC’s actions against XRP’s issuer and the issuer of the UST and LUNA digital assets, as well as seemingly inconsistent views of different district court judges, underscore the continuing uncertainty around which digital assets are securities, and demonstrate that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual use in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

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

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Bitcoin Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member state in 2023 and is expected to come into effect in 2024. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2023, over 558 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

To the extent that Bitcoin is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoins at a time that is disadvantageous to shareholders.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation/Redemption Abandonment Notices to the former custodian and each of the Prime Broker, the Custodian and Coinbase Credit, Inc. (“Coinbase Credit”), stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and in the past the Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoins as of any date on which it creates or redeems Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed below in “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as a substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Material U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Material U.S. Federal Income Tax Consequences.”

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

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

•

The Sponsor’s parent company, DCG and certain of its subsidiaries, including Genesis Global Capital, LLC, hold 7.0% of the Shares representing ownership in the Trust, as of February 19, 2024. On March 10, 2021, the board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 19, 2024, DCG did not purchase any Shares of the Trust under this authorization; however in the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;

•

Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;

•

DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, a Liquidity Provider to the Authorized Participant from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024; (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023); (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Index and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;

•

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Bitcoin Network, DCG’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin Network could be adverse to positions that would most benefit the Trust;

•

DCG has been vocal in the past about its support for digital assets other than Bitcoin. Any investments in, or public positions taken on, digital assets other than Bitcoin by DCG, could have an adverse impact on the price of Bitcoin;

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

•

The Sponsor and Grayscale Securities and Genesis, which both previously served as Authorized Participants and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG; and

•	The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Trading Platforms included in the Index Price.

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a Bitcoin derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Coinbase and Kraken are two of such Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Coinbase or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Trading Platforms in a way that benefits DCG, for example by artificially inflating the values of Bitcoin in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Sponsor to take actions that favor the Custodian’s interests over the Trust’s interests.

Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the Bitcoin held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Sponsor to favor the Custodian’s interests over the interests of the Trust or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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
A Custodial Entity may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time or upon one hundred eighty days’ prior written notice to the Trust, as provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.
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
Item 1B.
Unresolved Staff Comments
Not applicable.
Item 1C.
Cybersecurity
To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.
The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.
The Sponsor’s Security Awareness Program includes training that reinforces the Sponsor’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Sponsor’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are risk-rated and must adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.
Cybersecurity Breaches:
There have not been any breaches at the Sponsor or the Trust during the year ended December 31, 2023. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.
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
On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and the Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court (the “210K Capital Action” and, together with the Fir Tree Action, the “Demands”) against the Sponsor and the Trust alleging that the Sponsor and the Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records.
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
On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. The motion for reargument remains pending. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.
In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule
19b-4
under the Exchange Act for a rule change to list the Shares of the Trust on NYSE Arca as an exchange-traded product, and in June 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. In June 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s
19b-4
application to list the Shares of the Trust on NYSE Arca as an exchange traded product.
On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.
The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Prior to October 3, 2022 Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. From October 3, 2022 to January 10, 2024, Grayscale Securities was the only acting Authorized Participant of the Trust. On or after January 10, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act. As of the date of this Annual Report, Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC and Goldman Sachs & Co. LLC have agreed to act as Authorized Participants. The Shares are listed on NYSE Arca under the ticker symbol “GBTC.”
Holders of Record
As of December 31, 2023, there were approximately 46 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Recent Sales of Unregistered Shares
As of December 31, 2023, the Registrant has distributed 692,370,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 694,811.86692579 Bitcoins. During the year ended December 31, 2023, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.
Purchases of Equity Securities
Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2023:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2023 – October 31, 2023	—	$—	—	$428.2
November 1, 2023 – November 30, 2023	—	—	—	428.2
December 1, 2023 – December 31, 2023	—	—	—	428.2

Total	—	$—	—	$428.2

(1)
On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 19, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 6. [
Reserved]

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
Trust Overview
The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. As of December 31, 2023, the Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoins. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.
As of December 31, 2023, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Bitcoins held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca on January 11, 2024. The Trust is not managed like a business corporation or an active investment vehicle.

	As of December 31,
	2023	2022	2021
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	692,370,100	692,370,100	692,370,100
Number of Shares freely tradable(1)	680,381,149	680,381,149	645,203,448
Number of beneficial holders owning at least 100 Shares(2)	44	64	94
Number of holders of record(2)	46	65	94

(1)	Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Critical Accounting Policies and Estimates
Investment Transactions and Revenue Recognition
The Trust considers investment transactions to be the receipt of Bitcoin by the Trust in connection with Share creations and the delivery of Bitcoin by the Trust in connection with Share redemptions or for payment of expenses in Bitcoin. As of December 31, 2023, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on January 10, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.
Principal Market and Fair Value Determination
To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC
820-10
requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.
The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market,
Principal-to-Principal
Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

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
The cost basis of Bitcoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Bitcoin at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.
Investment Company Considerations
The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results
Financial Highlights for the Years ended December 31, 2023, 2022 and 2021
(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net realized and unrealized gain (loss) on investment in Bitcoin	$16,246,768	$(18,751,107)	$10,569,768

Net increase (decrease) in net assets resulting from operations	$15,886,207	$(19,111,790)	$9,954,348

Net assets (1)	$26,350,470	$10,464,263	$29,576,053

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2023 was $16,246,768 which includes a realized gain of $218,806 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $16,027,962. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022 to $42,533.28 per Bitcoin as of December 31, 2023. Net increase in net assets resulting from operations was $15,886,207 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $360,561. Net assets increased to $26,350,470 at December 31, 2023, a 152% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 12,516 Bitcoin to pay the foregoing Sponsor’s Fee.
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
Cash Resources and Liquidity
The Trust has not had a cash balance at any time since inception. When selling Bitcoins and, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of Bitcoins, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance
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
Selected Operating Data

	For the Years Ended December 31,
	2023	2022	2021
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening balance	632,042	644,810	607,039
Creations	—	—	50,739
Sponsor’s Fee, related party	(12,516)	(12,768)	(12,968)

Closing balance	619,526	632,042	644,810
Accrued but unpaid Sponsor’s Fee, related party	—	—	—

Net closing balance	619,526	632,042	644,810

Number of Shares:
Opening balance	692,370,100	692,370,100	638,906,600
Creations	—	—	53,463,500

Closing balance	692,370,100	692,370,100	692,370,100

	As of December 31,
	2023	2022	2021
Price of Bitcoin on principal market (1)	$42,533.28	$16,556.29	$45,867.86

Principal Market NAV per Share (2)	$38.06	$15.11	$42.72

Index Price (3)	$42,536.63	$16,555.59	$45,869.35

NAV per Share (3)	$38.06	$15.11	$42.72

(1)	The Trust performed an assessment of the principal market at December 31, 2023, 2022 and 2021, and identified the principal market as Coinbase.
(2)
As of December 31, 2023, 2022 and 2021, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.

(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP
methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Bitstamp, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2022 were Coinbase, Binance.US, Kraken, and LMAX Digital. The Digital Asset Trading Platforms used to calculate the Index Price as of December 31, 2021 were Coinbase, Bitstamp, Kraken, and LMAX Digital.

For accounting purposes as of December 31, 2023, the Trust reflects creations and the Bitcoins receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Bitcoins for proceeds is received. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the date on which the Shares of the Trust begin trading on NYSE Arca, the Trust reflects creations and redemptions and the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders can be settled on T+1 or T+2, as established at the time of order placement, therefore the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, will be recorded as a receivable or payable until the Bitcoins are delivered or removed from the Trust for settlement.
As of December 31, 2023, the Trust had a net closing balance of 619,525.9291702 Bitcoins with a value of $26,352,545,225, based on the Index Price of $42,536.63 on December 31, 2023 (non-GAAP methodology). As of December 31, 2023, the total market value of the Trust’s Bitcoin was $26,350,469,813 based on the Bitcoin price in the principal market (Coinbase) of $42,533.28 on December 31, 2023 .
As of December 31, 2022, the Trust had a net closing balance of 632,041.52945742 Bitcoins with a value of $10,463,820,425, based on the Index Price of $16,555.59 on December 31, 2022 (non-GAAP methodology). As of December 31, 2022, the total market value of the Trust’s Bitcoin was $10,464,262,854 based on the Bitcoin price in the principal market (Coinbase) of $16,556.29 on December 31, 2022 .
As of December 31, 2021, the Trust had a net closing balance of 644,809.96863835 Bitcoins with a value of $29,577,014,135, based on the Index Price of $45,869.35 on December 31, 2021 (non-GAAP methodology). As of December 31, 2021, the total market value of the Trust’s Bitcoin was $29,576,053,368 based on the Bitcoin price in the principal market (Coinbase) of $45,867.86 on December 31, 2021.

Historical NAV and Bitcoin Prices
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
The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (the inception of the Trust’s operations) to December 31, 2023. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price.”

The following table illustrates the movements in the Index Price from January 1, 2019 to December 31, 2023. During such period, the Index Price has ranged from $3,358.99 to $67,352.59, with the straight average being $24,574.41 through December 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$7,355.63	$13,838.57	6/26/2019	$3,358.99	2/7/2019	$7,144.93	$7,144.93
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.56	$47,980.44	3/28/2022	$15,768.02	11/21/2022	$16,555.59	$16,560.94
Twelve months ended December 31, 2023	$28,834.78	$44,393.18	12/8/2023	$16,598.96	1/1/2023	$42,536.63	$42,022.91
January 1, 2019 to December 31, 2023	$24,574.41	$67,352.59	11/9/2021	$3,358.99	2/7/2019	$42,536.63	$42,022.91

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from January 1, 2019 to December 31, 2023. During such period, the price of Bitcoin has ranged from $3,358.79 to $67,371.70, with the straight average being $24,574.80 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$7,356.06	$13,849.81	6/26/2019	$3,358.79	2/7/2019	$7,145.00	$7,145.00
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
January 1, 2019 to December 31, 2023	$24,574.80	$67,371.70	11/9/2021	$3,358.79	2/7/2019	$42,533.28	$42,014.39
Secondary Market Trading
On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca under the symbol “GBTC” on January 11, 2024. Historically, the Trust’s Shares have been quoted on OTCQX under the symbol “GBTC” from March 26, 2015 through January 10, 2024. The price of the Shares as quoted on OTCQX has varied significantly from the Trust’s NAV per Share. From May 5, 2015 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 142%, the average premium was 37%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 49%, and the average discount was 25%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 718 days. As of December 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 8% to the Trust’s NAV per Share. As of February 19, 2024, the Trust’s Shares were quoted on NYSE Arca at a discount of 0.02% to the Trust’s NAV per Share.
The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with GAAP and the Trust’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	NAV per Share (2)	Digital Asset Holdings per Share (3)	OTCQX	NAV per Share (2)	Digital Asset Holdings per Share (3)
2021
First quarter	56.70	58.30	58.29	31.36	27.83	27.85
Second quarter	54.93	59.96	59.96	27.45	29.71	29.70
Third quarter	40.73	48.50	48.50	24.02	27.99	27.99
Fourth quarter	53.49	62.92	62.91	34.25	42.72	42.72
2022
First quarter	34.66	44.47	44.47	24.11	32.84	32.83
Second quarter	32.13	43.01	43.02	12.06	16.63	16.64
Third quarter	15.58	22.45	22.45	11.20	17.26	17.27
Fourth quarter	12.52	19.53	19.53	7.80	14.42	14.43
2023
First quarter	16.36	25.86	25.86	8.20	15.15	15.15
Second quarter	19.55	27.95	27.94	13.11	23.01	23.00
Third quarter	21.38	28.61	28.60	17.00	22.52	22.51
Fourth quarter	36.91	39.80	39.77	19.45	23.99	24.00

(1)
The Principal Market NAV is calculated using the fair value of Bitcoins based on the price provided by the Digital Asset Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”

(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP
methodology and is not used in the Trust’s financial statements. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to December 31, 2023.
GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to December 31, 2023.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (%)

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.
Item 8.
Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2023.
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
Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.
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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.
Marcum LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2023 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 on page F-
2.
Changes in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Mark Shifke, Matthew Kummell, Mr. Sonnenshein, and Mr. McGee, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.
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
Mark Shifke, Chairman of the Board
Mark Shifke, 64, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).
Matthew Kummell, Board Member
Matt Kummell, 48, is Senior Vice President of Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).
Michael Sonnenshein, Board Member and Chief Executive Officer
Michael Sonnenshein, 37, has been CEO of the Sponsor since January 2021 and has served as a director of the Sponsor since February 2020. Before serving as CEO, Mr. Sonnenshein served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

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
Edward McGee, Board Member and Chief Financial Officer
Edward McGee, 40, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.
Hugh Ross, Chief Operating Officer
Hugh Ross, 56, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house
counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).
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
The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 19, 2024.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc. (1)
Digital Currency Group, Inc. (1)	3,485	* %
Genesis Global Capital, LLC (2)	35,939,233	7.0%
Total	35,942,718	7.0%

Directors & Officers of the Sponsor: (3)
Mark Shifke	*	*%
Matthew Kummell	*	*%
Michael Sonnenshein	*	*%
Edward McGee	*	*%
Hugh Ross	*	*%
Directors & officers of the Sponsor as a group	*	*%

(1)
On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 19, 2024, DCG did not purchase any Shares of the Trust under this authorization.

(2)
Genesis Global Capital, LLC is a wholly owned subsidiary of Genesis Global Holdco, LLC, which is a wholly owned subsidiary of, but not controlled by, Digital Currency Group, Inc. Genesis Global Capital, LLC, together with its parent company, Genesis Global Holdco, LLC, and certain other affiliates, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in January 2023. Prior to filing for reorganization under the Bankruptcy Code, Genesis Global Capital, LLC had pledged 30,905,782 Shares to a third party as collateral under an agreement in August 2022. In November 2022, the counterparty communicated to Genesis Global Capital, LLC that it was foreclosing on such pledged shares. As a result, those pledged shares are not included in the above share counts. However, those shares are the subject of a pending adversary proceeding in the Chapter 11 case of Genesis Global Capital, LLC, which seeks the return of such pledged shares to Genesis Global Capital, LLC. Depending on the final outcome of the adversary proceeding, Genesis Global Capital, LLC may be deemed the beneficial owner of the additional 30,905,782 shares, which shares may also be sold, transferred, or liquidated for the benefit of creditors in connection with the Chapter 11 case.

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
Digital Currency Group, Inc.
Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, one of the Liquidity Providers from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024, (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023), (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin, could be adverse to positions that would most benefit the Trust.
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
Authorized Participant
Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. From October 3, 2022 through January 10, 2024, Grayscale Securities, an affiliate of the Trust and the Sponsor, was the Authorized Participant. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.
Liquidity Provider
Prior to September 12, 2023, Genesis, an affiliate of the Trust and the Sponsor, had been engaged to act as one of the Liquidity Providers. In its capacity as a Liquidity Provider, Genesis engaged in Bitcoin trading with the Trust’s affiliated entities. For example, when the Sponsor received the Sponsor’s Fee in Bitcoins, it sold the Bitcoins through Genesis. For this service, Genesis charged the Sponsor a transaction fee, which was not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell Bitcoins through Genesis from time to time, independent of the Trust. As of September 12, 2023, Genesis no longer served as a Liquidity Provider.
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
The Index Provider
Digital Currency Group, Inc. was the indirect parent company of the Index Provider until the Index Provider was sold by Digital Currency Group, Inc. to an unaffiliated third party in November 2023. Prior to its sale by Digital Currency Group Inc., the Index Provider was an affiliate of the Sponsor and the Trust and had an incentive to resolve questions regarding, or changes to, the manner in which the Index was constructed and in which the Index Price was calculated in a way that favored the Sponsor and the Trust.

Item 14.
Principal Accountant Fees and Services
Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended December 31, 2023 and 2022 were:

	Years Ended December 31,
	2023	2022 (1)
Audit fees	$350,303	$246,350

Total	$350,303	$246,350

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
Pre-Approved Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2023, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Number	Exhibit Description

4.1	Sixth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on January 9, 2024).

4.2	Amendment No. 1 to the Sixth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on January 9, 2024).

4.3	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to the Sixth Amended and Restated Declaration of Trust and Trust Agreement).

4.4	Form of Participant Agreement (incorporated by reference to Exhibit 4.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

4.5*	Description of Registrant’s Securities.

10.1 †	Prime Broker Agreement, dated December 29, 2023, between the Sponsor and the Prime Broker (incorporated by reference to Exhibit 99.1 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

10.2	Fund Administrative and Accounting Agreement (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Registrant on July 9,2021).

10.3 †	Index License Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.4	Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.5	Marketing Agent Agreement, dated August 18, 2022, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

10.6*	Amendment No. 1 to the Marketing Agreement, dated January 15, 2024, between the Sponsor and the Marketing Agent.

10.7	Transfer Agency and Service Agreement, dated November 16, 2023, between the Trust and the Transfer Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

10.8	Co-Transfer Agency Agreement, dated November 16, 2023, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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

“Additional Trust Expenses”— Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”— The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Administrator Fee”— The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”— A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AP Designee”— An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”— Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”— A block of 10,000 Shares.

“Basket Amount”— On any trade date, the number of Bitcoins required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the number of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”— The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Bitcoin” or “BTC”— A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Bitcoin Cash”— A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Cash network, which came into existence following the Bitcoin hard fork on August 1, 2017.

“Bitcoin Gold”— A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin Gold network, which came into existence following the Bitcoin hard fork on October 24, 2017.

“Bitcoin Network”— The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network. See “Item 1. Business—Overview of the Bitcoin Industry and Market” in our Annual Report.

“Bitcoin SegWit2X”— A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin SegWit2X network, which came into existence following the Bitcoin hard fork on December 28, 2017.

“Blockchain” or “Bitcoin Blockchain”— The public transaction ledger of the Bitcoin Network on which transactions in Bitcoin are recorded.

“Cash Account”— The account maintained by the Transfer Agent for purposes of receiving cash from, and distributing cash to, Authorized Participants in connection with creations and redemptions pursuant to Cash Orders. For the avoidance of doubt, the Trust shall have no interest (beneficial, equitable or otherwise) in the Cash Account or any cash held therein.

“Cash Order”— An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Bitcoin.

“CEA”— Commodity Exchange Act of 1936, as amended.

“CFTC”— The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code”— The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase Credit”— Coinbase Credit, Inc.

“Covered Person”— The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor Liability of the Sponsor and Indemnification.

“Creation Basket”— Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”— With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”— The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s Bitcoin in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s Bitcoin between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Bitcoin from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Bitcoin from the Vault Balance to a public blockchain address the Trust controls.

“Custodian”— Coinbase Custody Trust Company, LLC.

“Custodian Fee”— Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DCG”— Digital Currency Group, Inc.

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”— An electronic marketplace where trading platform participants may trade, buy and sell Bitcoins based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”— The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”— The Delaware Statutory Trust Act, as amended.

“DTC”— The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“ERISA”— The Employee Retirement Income Security Act of 1974, as amended.

“Exchange Act”— The Securities Exchange Act of 1934, as amended.

“FDIC”— The Federal Deposit Insurance Corporation.

“FinCEN”— The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”— The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”— United States generally accepted accounting principles.

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 through September 12, 2023.

“Grayscale Securities”— Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which served as the Authorized Participant from October 3, 2022 through January 10, 2024.

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

“Index Price”— The U.S. dollar value of a Bitcoin derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Bitcoin Index Price shall mean the Index Price as defined herein.

“Index Provider”— CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust.

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

“IRS”— The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“In-Kind Order”— An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive Bitcoin directly from the Trust’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”— The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Bitcoin. In common with other spot Bitcoin exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Bitcoin in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“Liquidity Engager”— Grayscale Investments, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”— One or more eligible companies that facilitate the purchase and sale of Bitcoins in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”— Foreside Fund Services, LLC.

“Marketing Fee”— Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Bitcoin Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”— The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV.” For purposes of the Trust Agreement, the term Bitcoin Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”— NYSE Arca, Inc.

“OTCQX”— The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”— An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent, that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Pre-Creation/Redemption Abandonment”— The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

“Pre-Creation Abandonment Notice”— A notice, as supplemented from time to time, delivered by the Sponsor to the former custodian and each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Pre-Redemption Abandonment Notice”— A notice, as supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration effective immediately prior to each Redemption Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Prime Broker”— Coinbase, Inc.

“Prime Broker Agreement”— The Prime Broker Agreement, dated as of December 29, 2023, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”— The net asset value of the Trust determined on a GAAP basis. Prior to December 26, 2023, Principal Market NAV was referred to as NAV.

“Redemption Time”— With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“SEC”— The U.S. Securities and Exchange Commission.

“Secondary Market”— Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca.

“Securities Act”— The Securities Act of 1933, as amended.

“Settlement Balance”— An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”— Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”— A 91-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on January 26, 2018 to shareholders of record as of the close of business on January 22, 2018.

“SIPC”— The Securities Investor Protection Corporation.

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

“Sponsor’s Fee”— A fee, payable in Bitcoins, which accrues daily in U.S. dollars at an annual rate of 1.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Total Basket Amount”— With respect to any creation or redemption order, the applicable Basket Amount multiplied by the number of Baskets being created or redeemed.

“Total Basket NAV”— The applicable Basket NAV Amount multiplied by the number of Baskets being created or redeemed.

“Transfer Agency and Service Agreement”— The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”— The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Transfer Agent Fee”— Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”— The regulations, including proposed or temporary regulations, promulgated under the Code.

“Trust”— Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”— The Sixth Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1 thereto and as the same may be amended from time to time.

“Trustee”— Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”— United States.

“U.S. dollar” or “$”— United States dollar or dollars.

“Variable Fee”— An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Vault Balance”— A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins on the Trust’s behalf.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chairman of the Board of Directors (Director)*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors (Director)*

Date: February 23, 2024

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Bitcoin Trust (BTC) (the “Trust”) as of December 31, 2023 and 2022, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 23, 2024
,
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
Evaluation of audit evidence pertaining to the existence, rights and control of digital assets
We identified the evaluation of audit evidence pertaining to the existence of digital assets and whether the Trust controls and has the rights to the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of digital assets and whether the Trust controls and has the rights to the digital assets. Control over the digital assets is proven through access to private cryptographic keys stored using third-party custodial services.
The following are the primary procedures we performed to address this critical audit matter. We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of digital assets. We evaluated and tested the design and operating effectiveness of certain internal controls over digital assets, including controls over the comparison of the Trust’s records of digital assets held to the custodial records. We evaluated the sufficiency of the design and operating effectiveness of internal controls at the custodian, including the processes surrounding private key lifecycle management, the storage of private keys and the authorization of digital asset transactions by evaluating service and subservice organization reports. We obtained confirmation from the custodian of the Trust’s digital assets as of December 31, 2023, and compared the total digital assets confirmed to the Trust’s record of digital asset holdings. We also compared the Trust’s record of digital asset holdings to the records on the public blockchain and evaluated the reliability of audit evidence obtained from public blockchains. We tested movements on the blockchain to evidence that the Trust controls the digital assets through the custodian account. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ Marcum LLP
We have served as the Trust’s auditor since 2015 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
New York, New York
February
23
, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)
Opinion on Internal Control over Financial Reporting
We have audited Grayscale Bitcoin Trust (BTC)’s (the “Trust”) internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control-Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2023 and 2022, and the related statements of operations and changes in net assets and the related notes for each of the two years in the period ended December 31, 2023, of the Trust (collectively referred to as the “financial statements”) and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Sponsor of
Grayscale Bitcoin Trust (BTC)
Opinion on the Financial Statements
We have audited the statements of operations and changes in net assets of Grayscale Bitcoin Trust (BTC) (the “Trust”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Trust’s operations for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
February 25, 2022

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES
(Amounts in thousands, except Share and per Share amounts)

	December 31, 2023	December 31, 2022
Assets:
Investment in Bitcoin, at fair value (cost $7,016,906 and $7,158,661 as of December 31, 2023 and December 31, 2022, respectively)	$26,350,470	$10,464,263

Total assets	$26,350,470	$10,464,263

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net Assets	$26,350,470	$10,464,263

Net Assets consist of:
Paid-in-capital	$7,513,961	$7,513,961
Accumulated net investment loss	(1,511,004)	(1,150,443)
Accumulated net realized gain on investment in Bitcoin	1,013,949	795,143
Accumulated net change in unrealized appreciation on investment in Bitcoin	19,333,564	3,305,602

	$26,350,470	$10,464,263

Shares issued and outstanding, no par value (unlimited Shares authorized)	692,370,100	692,370,100

Principal market net asset value per Share	$38.06	$15.11

See accompanying notes to the financial statements.

F-
5

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT
(Amounts in thousands, except quantity of Bitcoin and percentages)

December 31, 2023	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	619,525.9291702	$7,016,906	$26,350,470	100%

Net Assets		$7,016,906	$26,350,470	100%

December 31, 2022	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	632,041.52945742	$7,158,661	$10,464,263	100%

Net Assets		$7,158,661	$10,464,263	100%

See accompanying notes to the financial statements.

F-
6

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Investment income:
Investment income	$—	$—	$—

Expenses:
Sponsor’s fee, related party	360,561	360,683	615,420

Net investment loss	(360,561)	(360,683)	(615,420)

Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin	218,806	216,064	470,168
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	16,027,962	(18,967,171)	10,099,600

Net realized and unrealized gain (loss) on investment	16,246,768	(18,751,107)	10,569,768

Net increase (decrease) in net assets resulting from operations	$15,886,207	$(19,111,790)	$9,954,348

See accompanying notes to the financial statements.

F-
7

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS
(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2023	2022	2021
Increase in net assets from operations:
Net investment loss	$(360,561)	$(360,683)	$(615,420)
Net realized gain on investment in Bitcoin	218,806	216,064	470,168
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	16,027,962	(18,967,171)	10,099,600

Net increase (decrease) in net assets resulting from operations	15,886,207	(19,111,790)	9,954,348

Increase in net assets from capital share transactions:
Shares issued	—	—	1,905,227

Net increase in net assets resulting from capital share transactions	—	—	1,905,227

Total increase (decrease) in net assets from operations and capital share transactions	15,886,207	(19,111,790)	11,859,575

Net assets:
Beginning of year	10,464,263	29,576,053	17,716,478

End of year	$26,350,470	$10,464,263	$29,576,053

Changes in Shares outstanding
Shares outstanding at beginning of year	692,370,100	692,370,100	638,906,600

Shares issued	—	—	53,463,500

Net increase in Shares	—	—	53,463,500

Shares outstanding at end of year	692,370,100	692,370,100	692,370,100

See accompanying notes to the financial statements.

F-
8

GRAYSCALE BITCOIN TRUST (BTC)
NOTES TO THE FINANCIAL STATEMENTS
1. Organization
Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“BTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100
Shares as of December 31, 2023, referred to as “Baskets”) in exchange for Bitcoin. As of December 31, 2023, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. The Trust had not sought such relief as of December 31, 2023. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024. As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. In addition, on January 9, 2024, the Sponsor and Delaware Trust Company, the trustee of the Trust, entered into the Sixth Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 9, 2024. The following notes to the financial statements have been prepared as of December 31, 2023. Please refer to the subsequent events discussed in Note 11 for changes to the Trust Agreement and for updates to the Trust and service providers effective January 11, 2024, upon the commencement of trading the Shares of the Trust on NYSE Arca.
The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. As of December 31, 2023, the Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Bitcoin, in accordance with the terms of the Trust Agreement. The Sponsor has since committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. See Note 11. Subsequent Events, for more information.
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
Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act: Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.
Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. As of December 31, 2023, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023. The Trust has since engaged other Liquidity Providers who are unaffiliated with the Trust. The Trust has also since engaged other Authorized Participants. See Note. 11 Subsequent Events, for more information.
The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.
The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Trust’s Shares which are primarily held in book-entry form.

F-
9

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.
On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group Inc. (“OTCQX”). As of December 31, 2023, the Trust’s trading symbol on OTCQX was “GBTC” and the CUSIP number for its Shares was 389637109.
2. Summary of Significant Accounting Policies
The following is a summary of significant accounting policies followed by the Trust:
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
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
The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Shares and delivering Bitcoin for the redemption of Shares and for the payment of the Sponsor’s Fee. As of December 31, 2023, the Trust was not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.
Principal Market and Fair Value Determination
To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC
820-10,
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
The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant (or
a

Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market,
Principal-to-Principal
Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).
In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital
Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and
Principal-to-Principal
Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

F-
10

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
The cost basis of Bitcoin received
 by the Trust
in connection with a creation order is recorded by the Trust at the fair value of Bitcoin at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.
Investment Transactions and Revenue Recognition
The Trust considers investment transactions to be the receipt of Bitcoin by the Trust in connection with Share creations and the delivery of Bitcoin by the Trust in connection with Share redemptions, or for payment of expenses in Bitcoin. As of December 31, 2023, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on January 10, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Bitcoin	$26,350,470	$26,350,470	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in Bitcoin	$10,464,263	$10,464,263	$—	$—

Recently
Issued
Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles—Goodwill and Other—Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets
(“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value

F-
11

recognized in net income. The amendments also improve the information provided to investors about
an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance on January 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes.
3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2023, 2022 and 2021 the Trust held 619,525.9291702, 632,041.52945742 and 644,809.96863835 Bitcoin, respectively.
The Trust determined the fair value per Bitcoin to be $42,533.28, $16,556.29 and $45,867.86 on December 31, 2023, 2022 and 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).
The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2021	607,039.48515191	$17,716,478

Bitcoin contributed	50,738.88950472	1,905,227
Bitcoin distributed for Sponsor’s Fee, related party	(12,968.40601828)	(615,420)
Net change in unrealized appreciation on investment in Bitcoin	—	10,099,600
Net realized gain on investment in Bitcoin	—	470,168

Ending balance as of December 31, 2021	644,809.96863835	$29,576,053

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(12,768.43918093)	(360,683)
Net change in unrealized depreciation on investment in Bitcoin	—	(18,967,171)
Net realized gain on investment in Bitcoin	—	216,064

Ending balance as of December 31, 2022	632,041.52945742	$10,464,263

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation on investment in Bitcoin	—	16,027,962
Net realized gain on investment in Bitcoin	—	218,806

Ending balance as of December 31, 2023	619,525.9291702	$26,350,470

4. Creations and Redemptions of Shares
At December 31, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. As of December 31, 2023, the number of Bitcoin required for each creation Basket or redemption Basket was
determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately
0.0009 of one Bitcoin at both December 31, 2023 and December 31, 2022. The decrease in the number of Bitcoin represented by each Share is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
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

F-1
2

Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the SEC. As of December 31, 2023, the Trust was not operating a redemption program and was not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 19, 2021, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. On June 29, 2022, the SEC denied NYSE Arca’s 19b-4 application and the Sponsor subsequently petitioned the United States Court of Appeals for the District of Columbia for review of the SEC’s June 29, 2022 final order denying approval to list shares of the Trust on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order, finding that the denial of the Sponsor’s proposal was arbitrary and capricious. The SEC has determined not to seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals issued a formal mandate. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the Shares of the Trust on NYSE Arca as an exchange traded product. Please refer to the subsequent events as discussed in Note 11 for additional details.
5. Income Taxes
As of January 1, 2016, an amendment to the Trust Agreement was made to ensure that the Trust Agreement was consistent with the treatment of the Trust as a grantor trust. On February 9, 2017, the Court of Chancery of the State of Delaware ordered that the Original Trust Agreement be reformed so that the amendments made are retroactive to the original date of execution of the Trust Agreement. On September 11, 2017, the Trust received a private letter ruling from the IRS in which the IRS concluded, based on the facts at that time, that the Trust qualified as a grantor trust for U.S. federal income tax purposes as of the date of the private letter ruling. Furthermore, as of October 24, 2017, amendments to the Trust Agreement were made to permit the Trust to hold rights to acquire, or otherwise establish, dominion and control over, Incidental Rights and IR Virtual Currency in a manner consistent with the Trust’s continued treatment as a grantor trust for U.S. federal income tax purposes as of December 31, 2023.
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended December 31, 2023, 2022 and 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing
analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2023 or 2022.
6. Related Parties
The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2023: DCG, Genesis, Grayscale, and Grayscale Securities. As of December 31, 2023 and 2022, 131,794 and 36,065,470 Shares of the Trust were held by related parties of the Trust, respectively.
On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Index Provider, previously an affiliate of the Sponsor and the Trust at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Trust, or disrupt the operations of the Trust.

F-1
3

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, which as of December 31, 2023 was calculated as
 2.0%
of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and as of December 31, 2023 was payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2023 and 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2023, 2022 and 2021.
As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (
together,
the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.
The Trust may incur certain extraordinary,
non-recurring
expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance Bitcoins in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoins in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.
For the years ended December 31, 2023, 2022 and 2021, the Trust incurred Sponsor’s Fees of $360,560,337, $360,682,826 and $615,420,161, respectively. As of December 31, 2023 and 2022, there were no
accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2023, 2022 and 2021, the Sponsor did no
t pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through December 31, 2023 DCG did not purchase any Shares of the Trust under this authorization.

F-1
4

7. Risks and Uncertainties
The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.
The net asset value of the Trust, calculated by reference to the principal market price, relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
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
The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.
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
To the extent a private key required to access a Bitcoin address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Bitcoin controlled by the private key and the private key will not be capable of being restored by the Bitcoin Network. The processes by which Bitcoin transactions are settled are dependent on the Bitcoin peer-to-peer
network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Bitcoin.
The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.
The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

F-1
5

8. Quarterly Statements of Operations
Fiscal Year Ended December 31, 2023
(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended December 31, 2023
	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Dec-31, 2023
Expenses
Sponsor Fee, related party	$71,085	$87,601	$88,407	$113,468	$360,561

Net investment (loss)	(71,085)	(87,601)	(88,407)	(113,468)	(360,561)

Net realized and unrealized gain (loss) from:
Net realized gain (loss) in Bitcoin	35,868	52,169	52,764	78,005	218,806
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	7,475,264	1,131,742	(2,134,266)	9,555,222	16,027,962

Net realized and unrealized gain (loss) on investment	7,511,132	1,183,911	(2,081,502)	9,633,227	16,246,768

Net increase (decrease) in net assets resulting from operations	$7,440,047	$1,096,310	$(2,169,909)	$9,519,759	$15,886,207

Fiscal Year Ended December 31, 2022
(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended December 31, 2022
	Mar-31, 2022	Jun-30, 2022	Sept-30, 2022	Dec-31, 2022
Expenses
Sponsor Fee, related party	$131,025	$103,668	$68,252	$57,738	$360,683

Net investment (loss)	(131,025)	(103,668)	(68,252)	(57,738)	(360,683)

Net realized and unrealized gain (loss) from:
Net realized gain in Bitcoin	95,096	67,520	31,890	21,558	216,064
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	(284,294)	(17,156,233)	347,631	(1,874,275)	(18,967,171)

Net realized and unrealized gain (loss) on investment	(189,198)	(17,088,713)	379,521	(1,852,717)	(18,751,107)

Net increase (decrease) in net assets resulting from operations	$(320,223)	$(17,192,381)	$311,269	$(1,910,455)	$(19,111,790)

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2023	2022	2021
Per Share Data
Principal Market net asset value, beginning of year	$15.11	$42.72	$27.73

Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.52)	(0.52)	(0.89)
Net realized and unrealized gain (loss)	23.47	(27.09)	15.88

Net increase (decrease) in net assets resulting from operations	22.95	(27.61)	14.99

Principal Market net asset value, end of year	$38.06	$15.11	$42.72

Total return	151.89%	(64.63)%	54.06%
Ratios to average net assets:
Net investment loss	(2.00)%	(2.00)%	(2.00)%

Expenses	(2.00)%	(2.00)%	(2.00)%

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
Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

F-1
6

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
11. Subsequent Events
On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”), and the
19b-4
application was amended on January 17, 2024. On October 19, 2023, the Sponsor filed with the SEC a registration statement on Form
S-3
to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form
S-3
was declared effective on January 10, 2024.
Also on January 10, 2024, in connection with the approval of the
19b-4
Application, the Sponsor
authorized
the commencement of a redemption program. Effective January 11, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the number of Bitcoins represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.
On January 9, 2024, the Sponsor and Delaware Trust Company, the trustee of the Trust, entered into the Sixth Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 9, 2024 (the “Sixth A&R Trust Agreement”). The amendments implemented by the Sixth A&R Trust Agreement are described in the Trust’s Consent Solicitation Statement included in its definitive proxy statement on Schedule 14A, filed with the SEC on December 18, 2023. Effective January 9, 2024, the Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. In addition, amendments to the Trust Agreement permit a portion of the Trust Estate (as defined in the Trust Agreement) to be held from time to time in one or more omnibus accounts in order to facilitate the creation and redemption of Shares of the Trust.
In addition, on January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%.
On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian, respectively, on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On January 5, 2024, the Trust delivered a supplemental notice to the Prime Broker, the Custodian and Coinbase Credit, Inc. providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind
to an agent of the shareholders for resale by such agent.
On November 16, 2023, the Sponsor of the Trust, and The Bank of New York Mellon (“BNY Mellon”) entered into a Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”) engaging BNY Mellon to serve as the transfer agent for the Trust (the “Transfer Agent”) effective as of the Uplisting Date. Under the Transfer Agency and Service Agreement, the Transfer Agent will provide the following services to the Trust and the Sponsor as of the Uplisting Date: (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. Fees paid to the Transfer Agent are a Sponsor-paid Expense. BNY Mellon also serves as the administrator for the Trust.

F-1
7

On November 16, 2023, the Sponsor and Continental Stock Transfer & Trust Company, a Delaware corporation (“Continental”), entered into a
Co-Transfer
Agency Agreement (the
“Co-Transfer
Agency Agreement”) engaging Continental to serve as a
co-transfer
agent for the Trust (the
“Co-Transfer
Agent”). In connection with the entry into the Transfer Agency and Services Agreement with BNY Mellon and the
Co-Transfer
Agency Agreement with Continental, the Sponsor and Continental agreed to terminate, as of the Uplisting Date, the transfer agency and services agreement, dated September 25, 2013, among the Sponsor, the Trust and Continental, pursuant to which Continental served as transfer agent for the Trust. As a result, effective as of the Uplisting Date, Continental will no longer act as the transfer agent for the Trust but will continue to serve as the
Co-Transfer
Agent.
On December 29, 2023, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Prime Broker Agreement became effective as of the Uplisting Date.
On or after January 10, 2024, the Sponsor on behalf of the Trust and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under
Rule 19b-4
of the Exchange Act.
The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated August 18, 2022 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Effective January 10, 2024, under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket
fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.
In connection with the entry into the Participant Agreements referred to above, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective January 10, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust.
As of the close of business on February 19, 2024, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $51,813.41 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

F-1
8