Form 10-Q
period 2024-03-31
Grayscale Bitcoin Trust (BTC)
filed 2024-05-03
CIK 1588489

UNITED STATES
SECURITIES AND EXCHANGE
COM
MISS
ION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE S EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Number of Shares of the registrant outstanding as of April
3
0
, 2024: 333,300,100

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

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	December 31, 2023
Assets:
Investment in Bitcoin, at fair value (cost $4,001,652 and $7,016,906 as of March 31, 2024 and December 31, 2023, respectively)	$23,860,071	$26,350,470

Total assets	$23,860,071	$26,350,470

Liabilities:
Sponsor’s Fee payable, related party	$—	$—
Bitcoin payable, at fair value	58,253	—

Total liabilities	58,253	—

Net Assets	$23,801,818	$26,350,470

Shares issued and outstanding, no par value (unlimited Shares authorized)	375,970,100	692,370,100

Principal market net asset value per Share	$63.31	$38.06

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2024	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	335,932.8104680	$4,001,652	$23,860,071	100%

Total Investment		$4,001,652	$23,860,071	100%

Liabilities		$(8,951)	$(58,253)	0%

Net Assets		$3,992,701	$23,801,818	100%

December 31, 2023	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	619,525.9291702	$7,016,906	$26,350,470	100%

Net Assets		$7,016,906	$26,350,470	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Investment income:
Investment income	$—	$—
Expenses:
Sponsor’s Fee, related party	94,878	71,085

Net investment loss	(94,878)	(71,085)

Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	73,632	35,868
Net realized gain on investment in Bitcoin sold for redemption of shares	11,695,719	—
Net change in unrealized appreciation on investment in Bitcoin	475,553	7,475,264

Net realized and unrealized gain on investment	12,244,904	7,511,132

Net increase in net assets resulting from operations	$12,150,026	$7,440,047

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2024	2023
Increase in net assets from operations:
Net investment loss	$(94,878)	$(71,085)
Net realized gain on investment in Bitcoin sold to pay expenses	73,632	35,868
Net realized gain on investment in Bitcoin sold for redemption of shares	11,695,719	—
Net change in unrealized appreciation on investment in Bitcoin	475,553	7,475,264

Net increase in net assets resulting from operations	12,150,026	7,440,047

Increase (decrease) in net assets from capital share transactions:
Shares issued	79,244	—
Shares redeemed	(14,777,922)	—

Net decrease in net assets resulting from capital share transactions	(14,698,678)	—

Total increase (decrease) in net assets from operations and capital share transactions	(2,548,652)	7,440,047

Net assets:
Beginning of period	26,350,470	10,464,263

End of period	$23,801,818	$17,904,310

Changes in Shares outstanding
Shares outstanding at beginning of period	692,370,100	692,370,100

Shares issued	1,540,000	—

Shares redeemed	(317,940,000)	—

Net decrease in Shares	(316,400,000)	—

Shares outstanding at end of period	375,970,100	692,370,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
1. Organization
Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“
Bitcoin
”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Bitcoin. Prior to January 11, 2024, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule
19b-4
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”).
As if the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act.

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
Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian (as defined below), respectively, on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On January 5, 2024, the Trust delivered a supplemental notice to the Prime Broker, the Custodian and Coinbase Credit, Inc. providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind
to an agent of the shareholders for resale by such agent.
Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE
 Arca
: GFOF) product.
Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, was the only Authorized Participant from October 3, 2022 through January 10, 2024. On or after January 10, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule
19b-4
of the Exchange Act. In connection with the entry into the Participant Agreements, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective January 10, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.
Liquidity Providers facilitate the purchase and sale of Bitcoins in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the “Liquidity Engager,” will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.
Effective January 11, 2024, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.
Effective January 11, 2024, the transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. Effective January 11, 2024, the co-transfer
agent for the Trust (the
“Co-Transfer
Agent”) is Continental Stock Transfer & Trust Company.
The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.
The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective January 10, 2024, the Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.
On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group Inc. (“OTCQX”). Until January 10, 2024, the Trust’s trading symbol on OTCQX was “GBTC”. On January 10, 2024, the SEC approved an application under Rule
19b-4
of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on January 11, 2024. The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is
389637109
.
2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements
for the year ended December 31, 2023 included in the Trust’s Annual Report on Form
10-K.
Certain prior period information has been updated to conform to the current period financial statement presentation without a material change to the Statements of Assets and Liabilities. The presentation update has no effect on the Trust’s financial position as previously reported.
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
Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).
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
estimates
do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in Bitcoin	$23,860,071	$23,860,071	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Bitcoin	$26,350,470	$26,350,470	$—	$—

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles—Goodwill and Other—Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets
(“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance on January 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purpos
es.
3. Fair Value of Bitcoin
Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and December 31, 2023 the Trust held 335,932.8104680 and 619,525.9291702 Bitcoin, respectively. As of March 31, 2024, the Trust recorded a payable of $58,252,673 representing the redemption of 820.1561472 Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. The redemption of 820.1561472 Bitcoin was subsequently settled in April 2024.

The Trust determined the fair value per Bitcoin to be $71,026.32 and $42,533.28 on March 31, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263

Bitcoin contributed	—	—
Bitcoin distributed for Sponsor’s Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation on investment in Bitcoin	—	16,027,962
Net realized gain on investment in Bitcoin	—	218,806

Ending balance as of December 31, 2023	619,525.9291702	$26,350,470

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	619,525.9291702	$26,350,470

Bitcoin contributed	1,374.74002839	79,244
Bitcoin redeemed	(283,124.05477443)	(14,719,669)
Bitcoin distributed for Sponsor’s Fee, related party	(1,843.80395620)	(94,878)
Net change in unrealized appreciation on investment in Bitcoin	—	475,553
Net realized gain on investment in Bitcoin sold to pay expenses	—	73,632
Net realized gain on investment in Bitcoin sold for redemption of shares	—	11,695,719

Ending balance as of March 31, 2024	335,932.8104680	$23,860,071

4
.
Creations and Redemptions of Shares
At March 31, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The number of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the number of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0009 of one Bitcoin at both March 31, 2024 and December 31, 2023. The decrease in the number of Bitcoin represented by each Share since inception is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.
The cost basis of investments in Bitcoin recorded by the Trust is the fair value of Bitcoin, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or Bitcoin.
Effective October 28, 2014, the Trust suspended its redemption program, in which shareholders were permitted to request the redemption of their Shares through Genesis, the sole Authorized Participant at the time out of concern that the redemption program was in violation of Regulation M under the Exchange Act, resulting in a settlement reached with the SEC. On October 19, 2021, NYSE Arca filed an application with the SEC pursuant to Rule
19b-4
under the Exchange Act to list the Shares of the Trust on NYSE Arca. On June 29, 2022, the SEC denied NYSE Arca’s
19b-4
application and the Sponsor subsequently petitioned the United States Court of Appeals for the District of Columbia for review of the SEC’s June 29, 2022 final order denying approval to list shares of the Trust on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order, finding that the denial of the Sponsor’s proposal was arbitrary and capricious. The SEC determined not to seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals issued a formal mandate. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s
19b-4
application to list the Shares of the Trust on NYSE Arca as an exchange-traded product and in connection with the approval of the
19b-4
Application, the Sponsor authorized the commencement of a redemption program.

	Three Months Ended March 31,
	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,540,000	—
Shares redeemed	(317,940,000)	—

Net Change in Number of Shares Issued and Redeemed	(316,400,000)	—

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Activity in Value of Shares Issued and Redeemed:

Shares issued	$79,244	$—
Shares redeemed	(14,777,922)	—

Net Change in Number of Shares Issued and Redeemed	$(14,698,678)	$—

Bitcoin receivable represents the quantity of bitcoin covered by contractually binding orders for the creation of Shares where the bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the bitcoin is transferred within two business days of the trade date.

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Bitcoin receivable	$—	$—
Bitcoin payable represents the quantity of bitcoin covered by contractually binding orders for the redemption of Shares where the bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the bitcoin is transferred within two business days of the trade date.

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Bitcoin payable	$58,253	$—
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
In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or December 31, 2023.

6. Related Parties
The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024
: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and December 31, 2023, 133,009 and 131,794 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase
,
Inc.’s ownership.
On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, monthly in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2024 and 2023.
As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.
The Trust may incur certain extraordinary,
non-recurring
expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance Bitcoins in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoins into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoins in kind to the Sponsor
,
in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.
For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $94,877,619 and $71,084,974, respectively. As of March 31, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2024 and 2023 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through March 31, 2023, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From
April
 1, 2023 through March 31, 2024, DCG did not purchase any Shares of the Trust under this authorization.

7. Risks and Uncertainties
The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
The Bitcoin held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific Bitcoin. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.
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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2024	2023
Per Share Data
Principal market net asset value, beginning of period	$38.06	$15.11
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.18)	(0.10)
Net realized and unrealized gain (loss)	25.43	10.85

Net increas e in net assets resulting from operations	25.25	10.75

Principal market net asset value, end of period	$63.31	$25.86

Total return	66.34%	71.14%
Ratios to average net assets:
Net investment loss	(1.56)%	(2.00)%

Expenses	(1.56)%	(2.00)%

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
Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.
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
10. Subsequent Events
As of the close of business on April
30
, 2024, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $59,098.16 per Bitcoin.
There are no known events that have occurred that require disclosure other than that which has already b
e
en disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Developments

The BTC Trust Distribution

On March 12, 2024 the Sponsor announced the formation of Grayscale Bitcoin Mini Trust (the “BTC Trust”) and its intention to effectuate the initial creation of shares of the BTC Trust through the contribution by the Trust of a certain amount of Bitcoin to the BTC Trust as consideration and in exchange for newly created shares of the BTC Trust (“BTC Shares”).

The BTC Trust has filed a registration statement on Form S-1 (Registration No. 333-277837) (as amended, the “BTC Trust Form S-1”) relating to the proposed issuance of baskets of BTC Shares to certain authorized participants on an ongoing basis, commencing following consummation of the BTC Trust Distribution (as defined below). Prior to effectiveness of the BTC Trust Form S-1, the BTC Trust will file a registration statement on Form 8-A (the “BTC Trust Form 8-A”) to register the BTC Shares under the Exchange Act, which is expected to become effective concurrently with the effectiveness of the BTC Trust Form S-1. Following the effectiveness of the BTC Trust Form S-1 and the BTC Trust Form 8-A, and approval of the BTC Trust 19b-4 Application (as defined below), the newly created BTC Shares will then be distributed to shareholders of the Trust as of a date to be determined by the Sponsor (the “Record Date”), pro rata based on a 1:1 ratio, such that for each one Share held by each shareholder on the Record Date, such shareholder will be entitled to receive one BTC Share on a subsequent date to be determined by the Sponsor (the “Distribution Date”) (such transactions collectively, the “BTC Trust Distribution”).

In connection with the BTC Trust Distribution, the Sponsor anticipates that NYSE Arca will file an application with the SEC pursuant to Rule 19b-4 under the Exchange Act, to list the Shares of the BTC Trust on NYSE Arca (the “BTC Trust 19b-4 Application”). In addition, the BTC Trust intends to rely on an exemption or other relief from the SEC under 17 CFR §§ 242.101 and 102 (“Regulation M”) to operate its redemption program.

As of the date of this filing, the BTC Trust 19b-4 Application has not been approved by the SEC and an exemption or other relief from Regulation M is not available for the BTC Trust. The Sponsor makes no representation as to when or if such approval will be obtained and when such an exemption or relief will be available. The BTC Trust will not seek effectiveness of its registration statement and no offering of BTC Shares will take place unless and until such approval is obtained and such an exemption or relief is available.

As a result of the contemplated BTC Trust Distribution, following the Distribution Date, the Trust will hold a portion of the Bitcoin that was held by the Trust as of the Record Date and the BTC Trust would hold the remaining portion of the Bitcoin that was held by the Trust as of the Record Date, in each case, reduced by the portion of the sponsor’s fee attributable to such Bitcoin accrued and paid between the Record Date and the Distribution Date. Neither the number of outstanding Shares nor the exposure of shareholders of the Trust to Bitcoin underlying their aggregate shareholdings (including Shares and BTC Shares) are expected to change as a result of the contemplated BTC Trust Distribution. No consent, authorization, approval or proxy is being sought from shareholders in connection with the BTC Trust Distribution, and shareholders will not need to pay any consideration, exchange or surrender existing Shares or take any other action to receive BTC Shares on the Distribution Date. Following the BTC Trust Distribution, the Trust and the BTC Trust will operate as independent NYSE Arca listed exchanged-traded commodity products, and neither will have any share ownership, beneficial or otherwise, in the other.

The Sponsor does not expect the BTC Trust Distribution to be a taxable event for the Trust or its shareholders.

The Trust has filed a preliminary information statement on Schedule 14C (Registration No. 001-41906), describing the terms and conditions of the BTC Trust Distribution. For the avoidance of doubt, the Trust will not execute the BTC Trust Distribution as described herein or therein unless and until (i) the BTC Trust 19b-4 Application has been approved and (ii) the BTC Trust Form S-1 and BTC Trust Form 8-A have become effective. There can be no assurance as to whether or when such approvals will be obtained or whether or when the BTC Trust Distribution will be effected.

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

The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2024	2023
Net realized and unrealized gain on investment in Bitcoin	$12,244,904	$7,511,132

Net increase in net assets resulting from operations	$12,150,026	$7,440,047

Net assets(1)	$23,801,818	$17,904,310

(1)

Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2024 was $12,244,904, which includes a realized gain of $73,632 on the transfer of Bitcoins to pay the Sponsor’s Fee, a realized gain of $11,695,719 on the sale of Bitcoins to meet redemptions and net change in unrealized appreciation on investment in Bitcoin of $475,553. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023, to $71,026.32 per Bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was $12,150,026 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $94,878. Net assets decreased to $23,801,818 at March 31, 2024, a (10)% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price appreciation, offset by the withdrawal of approximately 1,844 Bitcoin to pay the foregoing Sponsor’s Fee and the redemption of approximately 283,124 Bitcoin.

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2023 was $7,511,132, which includes a realized gain of $35,868 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $7,475,264. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022, to $28,467.79 per Bitcoin as of March 31, 2023. Net increase in net assets resulting from operations was $7,440,047 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $71,085. Net assets increased to $17,904,310 at March 31, 2023, a 71% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the withdrawal of approximately 3,110 Bitcoin to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Bitcoins in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,
	2024	2023
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening Balance	619,526	632,042
Creations	1,375	—
Redemptions	(283,124)	—
Sponsor’s Fee, related party	(1,844)	(3,110)

Closing balance	335,933	628,932
Accrued but unpaid Sponsor’s Fee, related party	—	—

Net closing balance	335,933	628,932

Number of Shares:
Opening balance	692,370,100	692,370,100
Creations	1,540,000	—
Redemptions	(317,940,000)	—

Closing Balance	375,970,100	692,370,100

	As of March 31,
	2024	2023
Price of Bitcoin on principal market (1)	$71,026.32	$28,467.79

Principal Market NAV per Share (2)	$63.31	$25.86

Index Price	$71,023.65	$28,464.50

NAV per Share (3)	$63.31	$25.86

(1)	The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.

(2)

As of March 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.

(3)

The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of March 31, 2023 were Coinbase, Binance.US, Kraken, and LMAX Digital.

For accounting purposes as of March 31, 2024, the Trust reflects creations and the Bitcoins receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of Bitcoins for proceeds is received. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Bitcoins are delivered or removed from the Trust for settlement.

As of March 31, 2024, the Trust had a net closing balance of 335,112.6543208 Bitcoins (including the redemptions payable balance) with a value of $23,800,923,871 based on the Index Price of $71,023.65 on March 31, 2024 (non-GAAP methodology). As of March 31, 2024, the total market value of the Trust’s Bitcoin was $23,801,818,622 based on the price of a Bitcoin in the principal market (Coinbase) of $71,026.32 on March 31, 2024.

As of March 31, 2023, the Trust had a net closing balance of 628,932.20027878 Bitcoins with a value of $17,902,240,615 based on the Index Price of $28,464.50 on March 31, 2023 (non-GAAP methodology). As of March 31, 2023, the total market value of the Trust’s Bitcoin was $17,904,309,802, based on the price of a Bitcoin in the principal market (Coinbase) of $28,467.79 on March 31, 2023.

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

The Trust’s performance prior to January 11, 2024 is based on market-determined prices on the OTCQX marketplace and on the Trust’s performance without an ongoing share creation and redemption program. Prior to January 11, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of January 11, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to January 11, 2024 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to January 11, 2024.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2019 to March 31, 2024. During such period, the Index Price has ranged from $4,132.14 to $73,462.59, with the straight average being $27,042.91 through March 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$8,471.60	$13,838.57	6/26/2019	$4,132.14	4/1/2019	$6,471.60	$6,471.60
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$45,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,647.24	$46,425.74	4/3/2022	$15,768.02	11/21/2022	$28,464.50	$28,464.50
Twelve months ended March 31, 2024	$36,445.28	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$71,023.65	$70,856.88

April 1, 2019 to March 31, 2024	$27,042.91	$73,462.59	3/13/2024	$4,132.14	4/1/2019	$71,023.65	$70,856.88

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of Bitcoin has ranged from $4,133.74 to $73,517.19, with the straight average being $27,043.19 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$8,472.15	$13,849.81	6/26/2019	$4,133.74	4/1/2019	$6,474.20	$6,474.20
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/202021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97

April 1, 2019 to March 31, 2024	$27,043.19	$73,517.19	3/13/2024	$4,133.74	4/1/2019	$71,026.32	$70,840.97

The Trust’s performance prior to January 11, 2024 is based on market-determined prices on the OTCQX marketplace and on the Trust’s performance without an ongoing share creation and redemption program. Prior to January 11, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of January 11, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to January 11, 2024 are not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to January 11, 2024.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to March 31, 2024 and the Trust’s NAV per Share from January 11, 2024 to March 31, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical close prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to March 31, 2024 divided by the Trust’s NAV per Share from January 11, 2024 to March 31, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024 Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of the Trust on NYSE Arca as an exchange-traded product, and in June 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. In June 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the Shares of the Trust on NYSE Arca as an exchange-traded product.

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

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024 – January 31, 2024	—	$—	—	$428.2
February 1, 2024 – February 29, 2024	—	—	—	428.2
March 1, 2024 – March 31, 2024	—	—	—	428.2

Total	—	$—	—	$428.2

(1)
On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and s hares of
any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
Not applicable.
Item 5.
Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on March 18, 2024).

4.2	Amendment No. 1 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on March 18, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Bitcoin”— A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

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

“Coinbase Credit”— Coinbase Credit, Inc.

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

“Custodian”— Coinbase Custody Trust Company, LLC.

“Custodian Fee”— Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”— Digital Currency Group, Inc.

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

“NAV”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Bitcoin Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”— The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Bitcoin Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”— NYSE Arca, Inc.

“OTCQX”— The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”— An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

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

“Trust”— Grayscale Bitcoin Trust (BTC), a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”— The Seventh Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

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
Member of the Board of Directors
and Chief Financial Officer
	Title:	(Principal Financial Officer and Principal Accounting Officer)*

Date: May 3, 2024

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.