Form 10-Q
period 2024-06-30
Grayscale Bitcoin Trust (BTC)
filed 2024-08-02
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Number of Shares of the registrant outstanding as of July 29, 2024: 304,600,100

Grayscale® Bitcoin Trust (BTC)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust (BTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 33.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements”, “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	December 31, 2023
Assets:
Investment in Bitcoin, at fair value (cost $3,473,743 and $7,016,906 as of June 30, 2024 and December 31, 2023, respectively)	$17,076,072	$26,350,470
Total assets	$17,076,072	$26,350,470
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$17,076,072	$26,350,470
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,510,100	692,370,100
Principal market net asset value per Share	$54.99	$38.06

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	275,734.98616801	$3,473,743	$17,076,072	100%
Total Investment		$3,473,743	$17,076,072	100%
Net assets		$3,473,743	$17,076,072	100%

December 31, 2023
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	619,525.92917020	$7,016,906	$26,350,470	100%
Net assets		$7,016,906	$26,350,470	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	72,005	87,601	166,883	158,686
Net investment loss	(72,005)	(87,601)	(166,883)	(158,686)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	58,371	52,169	132,003	88,037
Net realized gain on investment in Bitcoin sold for redemption of Shares	3,301,614	-	14,997,333	-
Net change in unrealized appreciation on investment in Bitcoin	(6,206,788)	1,131,742	(5,731,235)	8,607,006
Net realized and unrealized (loss) gain on investment	(2,846,803)	1,183,911	9,398,101	8,695,043
Net (decrease) increase in net assets resulting from operations	$(2,918,808)	$1,096,310	$9,231,218	$8,536,357

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(72,005)	$(87,601)	$(166,883)	$(158,686)
Net realized gain on investment in Bitcoin sold to pay expenses	58,371	52,169	132,003	88,037
Net realized gain on investment in Bitcoin sold for redemption of Shares	3,301,614	-	14,997,333	-
Net change in unrealized appreciation on investment in Bitcoin	(6,206,788)	1,131,742	(5,731,235)	8,607,006
Net (decrease) increase in net assets resulting from operations	(2,918,808)	1,096,310	9,231,218	8,536,357
(Decrease) in net assets from capital share transactions:
Shares issued	245,263	-	324,507	-
Shares redeemed	(4,052,201)	-	(18,830,123)	-
Net (decrease) in net assets resulting from capital share transactions	(3,806,938)	-	(18,505,616)	-
Total (decrease) increase in net assets from operations and capital share transactions	(6,725,746)	1,096,310	(9,274,398)	8,536,357
Net assets:
Beginning of period	23,801,818	17,904,310	26,350,470	10,464,263
End of period	$17,076,072	$19,000,620	$17,076,072	$19,000,620
Change in Shares outstanding:
Shares outstanding at beginning of period	375,970,100	692,370,100	692,370,100	692,370,100
Shares issued	4,120,000	-	5,660,000	-
Shares redeemed	(69,580,000)	-	(387,520,000)	-
Net decrease in Shares	(65,460,000)	-	(381,860,000)	-
Shares outstanding at end of period	310,510,100	692,370,100	310,510,100	692,370,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin (“Bitcoin”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Bitcoin. Prior to January 11, 2024, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On January 10, 2024, in connection with the approval of the 19b-4 Application, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the number of Bitcoins represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the number of Bitcoins represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the

Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Prior to July 23, 2024, shares of the Grayscale Ethereum Trust (ETH) were also registered pursuant to Section 12(g) of the Exchange Act. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust (ETH) (as of July 23, 2024), Grayscale Ethereum Mini Trust (ETH) (as of July 23, 2024), and Grayscale Bitcoin Mini Trust (BTC) (as of July 31, 2024). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, was the only Authorized Participant from October 3, 2022 through January 10, 2024. On or after January 10, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective January 10, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until January 10, 2024, the Trust’s trading symbol on OTCQX was “GBTC”. On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on January 11, 2024. The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is 389637109.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

Certain prior period information has been updated to conform to the current period financial statement presentation without a material change to the Statements of Assets and Liabilities. The presentation update has no effect on the Trust’s financial position as previously reported.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in Bitcoin	$17,076,072	$17,076,072	$-	$-

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Bitcoin	$26,350,470	$26,350,470	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2024 and December 31, 2023 the Trust held 275,734.98616801 and 619,525.92917020 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $61,929.29 and $42,533.28 on June 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263
Bitcoin contributed	-	-
Bitcoin distributed for Sponsor's Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation on investment in Bitcoin	-	16,027,962
Net realized gain on investment in Bitcoin	-	218,806
Ending balance as of December 31, 2023	619,525.92917020	$26,350,470

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	619,525.92917020	$26,350,470
Bitcoin contributed	5,040.82547602	324,507
Bitcoin redeemed	(345,890.07169990)	(18,830,123)
Bitcoin distributed for Sponsor's Fee, related party	(2,941.69677831)	(166,883)
Net change in unrealized appreciation on investment in Bitcoin	-	(5,731,235)
Net realized gain on investment in Bitcoin sold to pay expenses	-	132,003
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	14,997,333
Ending balance as of June 30, 2024	275,734.98616801	$17,076,072

4. Creations and Redemptions of Shares

At June 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each creation Basket or redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0009 of one Bitcoin at both June 30, 2024 and December 31, 2023. The decrease in the amount of Bitcoin represented by each Share since inception is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

The cost basis of investments in Bitcoin recorded by the Trust is the fair value of Bitcoin, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and redeeming Shares as a result of changes in the value of Shares or Bitcoin.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	4,120,000	-	5,660,000	-
Shares redeemed	(69,580,000)	-	(387,520,000)	-
Net Change in Number of Shares Issued and Redeemed	(65,460,000)	-	(381,860,000)	-

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Activity in Value of Shares Issued and Redeemed:
Shares issued	$245,263	$-	$324,507	$-
Shares redeemed	(4,052,201)	-	(18,830,123)	-
Net Change in Value of Shares Issued and Redeemed	$(3,806,938)	$-	$(18,505,616)	$-

Bitcoin receivable represents the quantity of Bitcoin covered by contractually binding orders for the creation of Shares where the Bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the Bitcoin is transferred within two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2024	2023
Bitcoin receivable	$-	$-

Bitcoin payable represents the quantity of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2024	2023
Bitcoin payable	$-	$-

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024 or December 31, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of June 30, 2024 and December 31, 2023, 129,009 and 131,794 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2024 and 2023.

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

For the three months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $72,006,267 and $87,600,801, respectively. For the six months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $166,883,886 and $158,685,775, respectively. As of June 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2024 and 2023 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through June 30, 2024, DCG did not purchase any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$63.31	$25.86	$38.06	$15.11
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.22)	(0.13)	(0.39)	(0.23)
Net realized and unrealized (loss) gain	(8.10)	1.71	17.32	12.56
Net (decrease) increase in net assets resulting from operations	(8.32)	1.58	16.93	12.33
Principal market net asset value, end of period	$54.99	$27.44	$54.99	$27.44
Total return	-13.14%	6.11%	44.48%	81.60%
Ratios to average net assets:
Net investment loss	-1.50%	-2.00%	-1.53%	-2.00%
Expenses	-1.50%	-2.00%	-1.53%	-2.00%

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

10. Subsequent Events

On July 19, 2024, the Sponsor of the Trust issued a press release announcing that its board of directors declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 30, 2024 (the “Record Date,” and such holders, the “GBTC Record Holders”) was entitled to receive shares (the “BTC Shares”) of Grayscale Bitcoin Mini Trust (BTC) (the “BTC Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of BTC Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 30, 2024.

In the Initial Distribution, the Trust contributed approximately 10% of the Bitcoin that it held as of 4:00 PM ET on the Record Date to the BTC Trust, and each GBTC Record Holder was entitled to receive BTC Shares pro rata based on a 1:1 ratio, such that for each one (1) GBTC Share held by a GBTC Record Holder, such GBTC Record Holder was entitled to receive one (1) BTC Share on the Distribution Date.

In connection therewith, on July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of the BTC Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the BTC Trust an amount of Bitcoin equal to approximately 10% of the total Bitcoin held by the Trust as of the Record Date, equal to approximately 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

As of the close of business on July 29, 2024, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $67,297.37 per Bitcoin.

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

Recent Developments

The BTC Trust Distribution

On July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of Grayscale Bitcoin Mini Trust (BTC) (the “BTC Trust”) to shareholders of the Trust as of July 30, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 31, 2024, the Trust contributed to the BTC Trust an amount of Bitcoin equal to 10% of the total Bitcoin held by the Trust as of the Record Date, equal to approximately 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

Subject to the limitations and qualifications set forth in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024 (including with respect to the qualification of both the Trust and the BTC Trust as grantor trusts for U.S. federal income tax purposes and the proper allocation of existing tax basis between Shares of the Trust and shares of the BTC Trust), it is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution. Accordingly, it is expected that neither the Trust’s contribution of Bitcoin to the BTC Trust nor the Trust’s distribution of shares in the BTC Trust to shareholders as of 4:00 PM ET on the Record Date will be reported to any beneficial owner of Shares (or to any intermediary holding Shares) as giving rise to income, gain, loss, deduction, credit or proceeds. Any beneficial owner of Shares who receives shares of the BTC Trust in the Initial Distribution, and any intermediary holding Shares of the Trust or shares of the BTC Trust, should consult their own tax advisor regarding the U.S. federal income tax consequences of the Initial Distribution, including the proper allocation of existing tax basis between Shares of the Trust and shares of the BTC Trust. Please refer to the Trust's definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024, for more information, including other U.S. federal income tax considerations relating to the Initial Distribution and ownership of shares of the BTC Trust.

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

The Trust determines its principal market(or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized and unrealized (loss) gain on investment in Bitcoin	$(2,846,803)	$1,183,911	$9,398,101	$8,695,043
Net (decrease) increase in net assets resulting from operations	$(2,918,808)	$1,096,310	$9,231,218	$8,536,357
Net assets(1)	$17,076,072	$19,000,620	$17,076,072	$19,000,620
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2024 was ($2,846,803), which includes a realized gain of $58,371 on the transfer of Bitcoins to pay the Sponsor’s Fee, a realized gain of $3,301,614 on the sale of Bitcoins to meet redemptions and net change in unrealized depreciation on investment in Bitcoin of ($6,206,788). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $71,026.32 per Bitcoin as of March 31, 2024 to $61,929.29 per Bitcoin as of June 30, 2024. Net decrease in net assets resulting from operations was ($2,918,808) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $72,005. Net assets decreased to $17,076,072 at June 30, 2024, a (28%) decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 1,098 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 61,946 Bitcoin.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2023 was $1,183,911, which includes a realized gain of $52,169 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $1,131,742. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $28,467.79 per Bitcoin as of March 31, 2023, to $30,361.94 per Bitcoin as of June 30, 2023. Net increase in net assets resulting from operations was $1,096,310 for the three months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $87,601. Net assets increased to $19,000,620 at June 30, 2023, a 6% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 3,128 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2024 was $9,398,101, which includes a realized gain of $132,003 on the transfer of Bitcoins to pay the Sponsor’s Fee, a realized gain of $14,997,333 on the sale of Bitcoins to meet redemptions and net change in unrealized depreciation on investment in Bitcoin of ($5,731,235). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023 to $61,929.29 per Bitcoin as of June 30, 2024. Net increase in net assets resulting from operations was $9,231,218 for the six months ended June 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $166,883. Net assets decreased to $17,076,072 at June 30, 2024, a (35%) decrease for the period. The decrease in net assets resulted from the withdrawal of approximately 2,942 Bitcoin to pay the foregoing Sponsor’s Fee and the redemption of approximately 345,890 Bitcoin, partially offset by the aforementioned Bitcoin price appreciation.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2023 was $8,695,043, which includes a realized gain of $88,037 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $8,607,006. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022, to $30,361.94 per Bitcoin as of June 30, 2023. Net increase in net assets resulting from operations was $8,536,357 for the six months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $158,686. Net assets increased to $19,000,620 at June 30, 2023, an 82% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 6,238 Bitcoin to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Bitcoins in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening balance	335,113	628,932	619,526	632,042
Creations	3,666	-	5,041	-
Redemptions	(61,946)	-	(345,890)	-
Sponsor's Fee, related party	(1,098)	(3,128)	(2,942)	(6,238)
Closing balance	275,735	625,804	275,735	625,804
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	275,735	625,804	275,735	625,804
Number of Shares:
Opening balance	375,970,100	692,370,100	692,370,100	692,370,100
Creations	4,120,000	-	5,660,000	-
Redemptions	(69,580,000)	-	(387,520,000)	-
Closing balance	310,510,100	692,370,100	310,510,100	692,370,100

	As of June 30,
	2024	2023
Price of Bitcoin on principal market (1)	$61,929.29	$30,361.94
Principal Market NAV per Share (2)	$54.99	$27.44
Index Price	$61,930.73	$30,398.50
NAV per Share (3)	$54.99	$27.48
(1)
The Trust performed an assessment of the principal market at June 30, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of June 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of June 30, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of June 30, 2023 were Coinbase, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes prior to January 10, 2024, the Trust reflected creations and the Bitcoins receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Bitcoins for proceeds was received. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Bitcoins for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Bitcoins are delivered or removed from the Trust for settlement.

As of June 30, 2024, the Trust had a net closing balance of 275,734.98616801 Bitcoins with a value of $17,076,468,980 based on the Index Price of $61,930.73 on June 30, 2024 (non-GAAP methodology). As of June 30, 2024, the total market value of the Trust’s Bitcoin was $17,076,071,922 based on the price of a Bitcoin in the principal market (Coinbase) of $61,929.29 on June 30, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to June 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from July 1, 2019 to June 30, 2024. During such period, the Index Price has ranged from $4,941.00 to $73,462.59, with the straight average being $29,946.07 through June 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$8,812.42	$12,501.68	7/9/2019	$4,941.00	3/16/2020	$9,137.70	$9,137.70
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.04	$30,903.22	6/23/2023	$15,768.02	11/21/2022	$30,398.50	$30,398.50
Twelve months ended June 30, 2024	$45,782.40	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$61,930.73	$59,955.97
July 1, 2019 to June 30, 2024	$29,946.07	$73,462.59	3/13/2024	$4,941.00	3/16/2020	$61,930.73	$59,955.97

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from July 1, 2019 to June 30, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $73,517.19, with the straight average being $29,946.19 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$8,812.73	$12,514.00	7/9/2019	$4,950.39	3/16/2020	$9,134.09	$9,134.09
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
July 1, 2019 to June 30, 2024	$29,946.19	$73,517.19	3/13/2024	$4,950.39	3/16/2020	$61,929.29	$59,952.11

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to June 30, 2024 and the Trust’s NAV per Share from January 11, 2024 to June 30, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical close prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to June 30, 2024 divided by the Trust’s NAV per Share from January 11, 2024 to June 30, 2024.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024 Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2024:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
April 1, 2024 - April 30, 2024	-	$-	-	$428.2
May 1, 2024 - May 31, 2024	-	-	-	428.2
June 1, 2024 - June 30, 2024	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time.

From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through July 29, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 6,958 Baskets (69,580,000 Shares) during the quarter ended June 30, 2024:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC

April 1, 2024 - April 30, 2024	43,490,000	$59.69
May 1, 2024 - May 31, 2024	12,980,000	54.51
June 1, 2024 - June 30, 2024	13,110,000	58.23
Total	69,580,000	$58.45

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment No. 2 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on May 7, 2024).

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1

Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses)to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

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

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of Bitcoins required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of Bitcoins owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Bitcoins representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network, comprising units that constitute the assets underlying the Trust’s Shares.

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

“BTC Trust”—Grayscale Bitcoin Mini Trust (BTC).

“Cash Account”—The account maintained by the Transfer Agent for purposes of receiving cash from, and distributing cash to, Authorized Participants in connection with creations and redemptions pursuant to Cash Orders. For the avoidance of doubt, the Trust shall have no interest (beneficial, equitable or otherwise) in the Cash Account or any cash held therein.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Bitcoin.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s Bitcoin in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s Bitcoin between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Bitcoin from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Bitcoin from the Vault Balance to a public blockchain address the Trust controls.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell Bitcoins based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global exchange market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which served as the Authorized Participant from October 3, 2022 through January 10, 2024.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoins and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Bitcoin Price Index (XBX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive Bitcoin directly from the Trust’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Bitcoin. In common with other spot Bitcoin exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Bitcoin in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“Liquidity Engager”—Grayscale Investments, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Bitcoins in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Bitcoin Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Bitcoin Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of December 29, 2023, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a GAAP basis. Prior to December 26, 2023, Principal Market NAV was referred to as NAV.

“Record Date”—July 30, 2024.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of the OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

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

“Total Basket Amount”—With respect to any creation or redemption order, the applicable Basket Amount multiplied by the number of Baskets being created or redeemed.

“Total Basket NAV”—The applicable Basket NAV Amount multiplied by the number of Baskets being created or redeemed.

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

“Trust Agreement”—The Seventh Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 and No. 2 thereto and as the same may be amended from time to time.

“Trustee”—Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“Variable Fee”—An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoins on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)*

Date: August 2, 2024

* The Registrant is a Trust and the person is signing in their capacity as an officer or director of Grayscale Investments, LLC the Sponsor of the Registrant.