Form 10-Q
period 2024-09-30
Grayscale Bitcoin Trust (BTC)
filed 2024-11-01
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of Shares of the registrant outstanding as of October 28, 2024: 277,330,100

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	December 31, 2023
Assets:
Investment in Bitcoin, at fair value (cost $2,865,570 and $7,016,906 as of September 30, 2024 and December 31, 2023, respectively)	$14,037,855	$26,350,470
Total assets	$14,037,855	$26,350,470
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$14,037,855	$26,350,470
Shares issued and outstanding, no par value (unlimited Shares authorized)	277,810,100	692,370,100
Principal market net asset value per Share	$50.53	$38.06

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	221,191.32658883	$2,865,570	$14,037,855	100%
Total Investment		$2,865,570	$14,037,855	100%
Net assets		$2,865,570	$14,037,855	100%

December 31, 2023
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	619,525.92917020	$7,016,906	$26,350,470	100%
Net assets		$7,016,906	$26,350,470	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	55,761	88,407	222,644	247,093
Net investment loss	(55,761)	(88,407)	(222,644)	(247,093)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	43,615	52,764	175,618	140,801
Net realized gain on investment in Bitcoin sold for redemption of Shares	1,350,850	-	16,348,183	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	1,410,878	-	1,410,878	-
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(2,430,044)	(2,134,266)	(8,161,279)	6,472,740
Net realized and unrealized gain (loss) on investment	375,299	(2,081,502)	9,773,400	6,613,541
Net increase (decrease) in net assets resulting from operations	$319,538	$(2,169,909)	$9,550,756	$6,366,448
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(55,761)	$(88,407)	$(222,644)	$(247,093)
Net realized gain on investment in Bitcoin sold to pay expenses	43,615	52,764	175,618	140,801
Net realized gain on investment in Bitcoin sold for redemption of Shares	1,350,850	-	16,348,183	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	1,410,878	-	1,410,878	-
Net change in unrealized (depreciation) appreciation on investment in Bitcoin	(2,430,044)	(2,134,266)	(8,161,279)	6,472,740
Net increase (decrease) in net assets resulting from operations	319,538	(2,169,909)	9,550,756	6,366,448
Decrease in net assets from capital share transactions:
Shares issued	116,077	-	440,584	-
Shares redeemed	(1,717,011)	-	(20,547,134)	-
Return of Capital(1)	(1,756,821)	-	(1,756,821)	-
Net decrease in net assets resulting from capital share transactions	(3,357,755)	-	(21,863,371)	-
Total (decrease) increase in net assets from operations and capital share transactions	(3,038,217)	(2,169,909)	(12,312,615)	6,366,448
Net assets:
Beginning of period	17,076,072	19,000,620	26,350,470	10,464,263
End of period	$14,037,855	$16,830,711	$14,037,855	$16,830,711
Change in Shares outstanding:
Shares outstanding at beginning of period	310,510,100	692,370,100	692,370,100	692,370,100
Shares issued	2,180,000	-	7,840,000	-
Shares redeemed	(34,880,000)	-	(422,400,000)	-
Net decrease in Shares	(32,700,000)	-	(414,560,000)	-
Shares outstanding at end of period	277,810,100	692,370,100	277,810,100	692,370,100
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Nine Months Ended September 30, 2024(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$9,550,756
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Bitcoin	$(440,584)
Proceeds from Bitcoin sold to pay redemptions and expenses	20,769,778
Net realized (gain) loss(2)	(17,934,679)
Net decrease in unrealized appreciation on investment in Bitcoin	8,161,279
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$20,106,550

Cash used in financing activities
Proceeds from issuance of capital shares	$440,584
Payments for capital shares redeemed	(20,547,134)
Net cash used in financing activities	$(20,106,550)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$222,644
Supplemental disclosure of noncash financing activities
Transfer of Bitcoin used for Initial Distribution (Return of Capital)(2)	$1,756,821
(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST (BTC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust (BTC) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin tokens (“Bitcoin”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Bitcoin. Prior to January 11, 2024, the Trust did not operate a redemption program. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On January 10, 2024, in connection with the approval of the 19b-4 Application and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Bitcoins represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Bitcoins represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP

Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Prior to January 11, 2024, shares of the Trust were also registered pursuant to Section 12(g) of the Exchange Act. The following investment products sponsored by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust (ETH), Grayscale Ethereum Mini Trust (ETH), and Grayscale Bitcoin Mini Trust (BTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until January 10, 2024, the Trust’s trading symbol on OTCQX was “GBTC.” On January 10, 2024, the

SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is 389637109.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

Certain prior period information has been updated to conform to the current period financial statement presentation without a material change to the Statements of Assets and Liabilities. The presentation update has no effect on the Trust’s financial position as previously reported.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Shares and delivering Bitcoin for the redemption of Shares and for the payment of the Sponsor’s Fee.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in Bitcoin	$14,037,855	$14,037,855	$-	$-

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Bitcoin	$26,350,470	$26,350,470	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2024 and December 31, 2023, the Trust held 221,191.32658883 and 619,525.92917020 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $63,464.76 and $42,533.28 on September 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2023	632,041.52945742	$10,464,263
Bitcoin contributed	-	-
Bitcoin distributed for Sponsor's Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation on investment in Bitcoin	-	16,027,962
Net realized gain on investment in Bitcoin	-	218,806
Ending balance as of December 31, 2023	619,525.92917020	$26,350,470

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	619,525.92917020	$26,350,470
Bitcoin contributed	6,917.37909872	440,584
Bitcoin redeemed	(374,461.76375419)	(20,547,134)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor's Fee, related party	(3,854.38039147)	(222,644)
Net change in unrealized depreciation on investment in Bitcoin	-	(8,161,279)
Net realized gain on investment in Bitcoin sold to pay expenses	-	175,618
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	16,348,183
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Ending balance as of September 30, 2024	221,191.32658883	$14,037,855
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Bitcoin Mini Trust (BTC)

On July 19, 2024, the Sponsor of the Trust issued a press release announcing that the Sponsor, at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 30, 2024 (the “Record Date,” and such holders, the “GBTC Record Holders”) was entitled to receive shares (the “BTC Shares”) of Grayscale Bitcoin Mini Trust (BTC) (the “BTC Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of BTC Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 30, 2024.

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

In connection therewith, on July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of the BTC Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the BTC Trust an amount of Bitcoin equal to approximately 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin with a value of $1,756,821,047, as consideration and in exchange for 303,690,100 shares of the BTC Trust at $5.78 per share.

For the three months ended September 30, 2024, the Trust recognized a gain of $1,410,877,294 in connection with the Initial Distribution, which is included in net realized gain on investment in Bitcoin sold for redemption of Shares on the Statement of Operations. It is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution.

5. Creations and Redemptions of Shares

At September 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 and 0.0009 of one Bitcoin at September 30, 2024 and December 31, 2023, respectively. The decrease in the amount of Bitcoin represented by each Share is primarily a result of the Initial Distribution and the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,180,000	-	7,840,000	-
Shares redeemed	(34,880,000)	-	(422,400,000)	-
Net Change in Number of Shares Issued and Redeemed	(32,700,000)	-	(414,560,000)	-

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Activity in Value of Shares Issued and Redeemed:
Shares issued	$116,077	$-	$440,584	$-
Shares redeemed	(1,717,011)	-	(20,547,134)	-
Return of Capital(1)	(1,756,821)	-	(1,756,821)	-
Net Change in Value of Shares Issued and Redeemed	$(3,357,755)	$-	$(21,863,371)	$-
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

Bitcoin receivable represents the value of Bitcoin covered by contractually binding orders for the creation of Shares where the Bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2024	2023
Bitcoin receivable	$-	$-

Bitcoin payable represents the value of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2024	2023
Bitcoin payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or December 31, 2023.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2024: DCG, Grayscale and Grayscale Securities. As of September 30, 2024 and December 31, 2023, 126,759 and 131,794 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution during the three months ended September 30, 2024, and has therefore been removed from the list of related parties.

The Sponsor’s indirect parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2024 and December 31, 2023. No Incidental Rights

or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $55,760,112 and $88,406,944, respectively. For the nine months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $222,643,998 and $247,092,719, respectively. As of September 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2024 and 2023 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through September 30, 2024, DCG did not purchase any Shares of the Trust under this authorization.

As previously described in Note 4, on July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of the BTC Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the BTC Trust an amount of Bitcoin equal to approximately 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

To the extent a private key required to access an address on the Bitcoin Network holding Bitcoin is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Bitcoin controlled by the private key and the private key will not be capable of being restored by the Bitcoin Network. The processes by which Bitcoin transactions are settled are dependent on the Bitcoin peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Bitcoin.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$54.99	$27.44	$38.06	$15.11
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.19)	(0.13)	(0.58)	(0.36)
Net realized and unrealized (loss) gain(1)	(4.27)	(3.00)	13.05	9.56
Net (decrease) increase in net assets resulting from operations	(4.46)	(3.13)	12.47	9.20
Principal market net asset value, end of period	$50.53	$24.31	$50.53	$24.31
Total return(1)	2.10%	-11.41%	47.52%	60.89%
Ratios to average net assets:
Net investment loss	-1.50%	-2.00%	-1.53%	-2.00%
Expenses	-1.50%	-2.00%	-1.53%	-2.00%
(1)
Includes the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4.

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

11. Subsequent Events

As of the close of business on October 28, 2024, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $69,616.92 per Bitcoin.

On October 24, 2024, the Sponsor of the Trust announced its intention to change the name of the Trust to Grayscale Bitcoin Trust ETF, effective November 4, 2024. In connection with the name change the Sponsor plans to amend the Seventh Amended and Restated Declaration of Trust and Trust Agreement, as amended, to reflect the name change, also effective November 4, 2024. Trading under the new name is expected to begin on November 4, 2024. Following effectiveness of the name change, Shares of the Trust will continue to trade on NYSE Arca under the trading symbol “GBTC”.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoins and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoins. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-275079), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust's registration statement on Form S-3, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoins. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoins held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

The BTC Trust Distribution

On July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of Grayscale Bitcoin Mini Trust (BTC) (the “BTC Trust”) to shareholders of the Trust as of July 30, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 31, 2024, the Trust contributed to the BTC Trust an amount of Bitcoin equal to 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

Subject to the limitations and qualifications set forth in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024 (including with respect to the qualification of both the Trust and the BTC Trust as grantor trusts for U.S. federal income tax purposes and the proper allocation of existing tax basis between Shares of the Trust and shares of the BTC Trust), it is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution. Accordingly, it is expected that neither the Trust’s contribution of Bitcoin to the BTC Trust nor the Trust’s distribution of shares in the BTC Trust to shareholders as of 4:00 PM ET on the Record Date will be reported to any beneficial owner of Shares (or to any intermediary holding Shares) as giving rise to income, gain, loss, deduction, credit or proceeds. Any beneficial owner of Shares who received shares of the BTC Trust in the Initial Distribution, and any intermediary holding Shares of the Trust or shares of the BTC Trust, should consult their own tax advisor regarding the U.S. federal income tax consequences of the Initial Distribution, including the proper allocation of existing tax basis between Shares of the Trust and shares of the BTC Trust. Please refer to the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024, for more information, including other U.S. federal income tax considerations relating to the Initial Distribution and ownership of shares of the BTC Trust.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment in Bitcoin(1)	$375,299	$(2,081,502)	$9,773,400	$6,613,541
Net increase (decrease) in net assets resulting from operations	$319,538	$(2,169,909)	$9,550,756	$6,366,448
Net assets(2)	$14,037,855	$16,830,711	$14,037,855	$16,830,711
(1)
Includes the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2024 was $375,299, which includes a realized gain of $43,615 on the transfer of Bitcoins to pay the Sponsor’s Fee, a realized gain of $1,350,850 on the sale of Bitcoins to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to Grayscale Bitcoin Mini Trust (BTC), and net change in unrealized depreciation on investment in Bitcoin of ($2,430,044). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $61,929.29 per Bitcoin as of June 30, 2024 to $63,464.76 per Bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $319,538 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $55,761. Net assets decreased to $14,037,855 at September 30, 2024, an (18%) decrease for the period. The decrease in net assets resulted from the withdrawal of approximately 913 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 28,572 Bitcoin, with a value of $1,717,011 from the Trust and the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust (BTC), partially offset by the aforementioned Bitcoin price appreciation.

Net realized and unrealized loss on investment in Bitcoin for the three months ended September 30, 2023 was ($2,081,502), which includes a realized gain of $52,764 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Bitcoin of ($2,134,266). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $30,361.94 per Bitcoin as of June 30, 2023, to $27,030.47 per Bitcoin as of September 30, 2023. Net decrease in net assets resulting from operations was ($2,169,909) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $88,407. Net assets decreased to $16,830,711 at September 30, 2023, a (11%) decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 3,147 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2024 was $9,773,400, which includes a realized gain of $175,618 on the transfer of Bitcoins to pay the Sponsor’s Fee, a realized gain of $16,348,183 on the sale of Bitcoins to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to Grayscale Bitcoin Mini Trust (BTC), and net change in unrealized depreciation on investment in Bitcoin of ($8,161,279). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023 to $63,464.76 per Bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $9,550,756 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $222,644. Net assets decreased to $14,037,855 at September 30, 2024, a (47%) decrease for the period. The decrease in net assets resulted from the withdrawal of approximately 3,854 Bitcoin to pay the foregoing Sponsor’s Fee and the redemption of approximately 374,462 Bitcoin, with a value of $20,547,134 from the Trust, the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust (BTC), partially offset by the aforementioned price appreciation.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2023 was $6,613,541, which includes a realized gain of $140,801 on the transfer of Bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $6,472,740. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022, to $27,030.47 per Bitcoin as of September 30, 2023. Net increase in net assets resulting from operations was $6,366,448 for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $247,093. Net assets increased to $16,830,711 at September 30, 2023, a 61% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 9,385 Bitcoin to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling Bitcoins in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Bitcoins needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoins:
Opening balance	275,735	625,804	619,526	632,042
Creations	1,877	-	6,917	-
Redemptions	(28,572)	-	(374,462)	-
Initial Distribution (Return of Capital)(1)	(26,936)	-	(26,936)	-
Sponsor's Fee, related party	(913)	(3,147)	(3,854)	(9,385)
Closing balance	221,191	622,657	221,191	622,657
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	221,191	622,657	221,191	622,657
Number of Shares:
Opening balance	310,510,100	692,370,100	692,370,100	692,370,100
Creations	2,180,000	-	7,840,000	-
Redemptions	(34,880,000)	-	(422,400,000)	-
Closing balance	277,810,100	692,370,100	277,810,100	692,370,100

	As of September 30,
	2024	2023
Price of Bitcoin on principal market(2)	$63,464.76	$27,030.47
Principal Market NAV per Share(3)	$50.53	$24.31
Index Price(4)	$63,430.51	$27,030.61
NAV per Share(4)	$50.50	$24.31
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
The Trust performed an assessment of the principal market at September 30, 2024 and 2023, and identified the principal market as Coinbase.
(3)
As of September 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital, and Crypto.com. On October 27, 2024, the Index Provider added Bullish to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index as of September 30, 2023 were Coinbase, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of September 30, 2024, the Trust had a net closing balance of 221,191.32658883 Bitcoins with a value of $14,030,278,653 based on the Index Price of $63,430.51 on September 30, 2024 (non-GAAP methodology). As of September 30, 2024, the total market value of the Trust’s Bitcoin was $14,037,854,456 based on the price of a Bitcoin in the principal market (Coinbase) of $63,464.76 on September 30, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to September 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2019 to September 30, 2024. During such period, the Index Price has ranged from $4,941.00 to $73,462.59, with the straight average being $32,497.97 through September 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$8,882.82	$12,344.33	8/17/2020	$4,941.00	3/16/2020	$10,714.86	$10,714.86
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.31	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,491.57	$19,491.57
Twelve months ended September 30, 2023	$24,254.33	$31,664.24	7/13/2023	$15,768.02	11/21/2022	$27,030.61	$26,921.10
Twelve months ended September 30, 2024	$54,058.73	$73,462.59	3/13/2024	$26,706.07	10/12/2023	$63,430.51	$63,430.51
October 1, 2019 to September 30, 2024	$32,497.97	$73,462.59	3/13/2024	$4,941.00	3/16/2020	$63,430.51	$63,430.51

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from October 1, 2019 to September 30, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $73,517.19, with the straight average being $32,497.95 through September 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$8,882.90	$12,342.86	8/17/2020	$4,950.39	3/16/2020	$10,708.57	$10,708.57
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
October 1, 2019 to September 30, 2024	$32,497.95	$73,517.19	3/13/2024	$4,950.39	3/16/2020	$63,464.76	$63,464.76

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to September 30, 2024 and the Trust’s NAV per Share from January 11, 2024 to September 30, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to September 30, 2024 divided by the Trust’s NAV per Share from January 11, 2024 to September 30, 2024.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024 Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. The Sponsor and the Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$428.2
August 1, 2024 - August 31, 2024	-	-	-	428.2
September 1, 2024 - September 30, 2024	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through October 28, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 3,488 Baskets (34,880,000 Shares) during the quarter ended September 30, 2024:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)

July 1, 2024 - July 31, 2024	9,760,000	$54.70
August 1, 2024 - August 31, 2024	17,720,000	47.31
September 1, 2024 - September 30, 2024	7,400,000	46.59
Total	34,880,000	$55.23
(1)
Excludes the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust (BTC), completed on July 31, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Sponsor may make payments to certain financial intermediaries or broker-dealers for certain services relating to the Trust, including in respect of marketing/sales support and data services. Fees under such arrangements are generally expected to be calculated based on a percentage of the aggregate value of Shares of the Trust held by clients through such financial intermediary or broker-dealer, in an amount up to 1.5% of the aggregate value of such Shares on an annual basis. Depending on the financial arrangement in place at any particular time, a broker-dealer, financial intermediary or other financial advisor may have a conflict of interest or financial incentive for recommending Shares of the Trust over other investments. Shareholders should consult their respective broker-dealer or financial intermediary with respect to any arrangements it may have with the Sponsor or any of its affiliates. The Sponsor may make payments with respect to the Trust in larger amounts or on a different basis from that described above when dealing with certain financial intermediaries. Any such amounts are paid by the Sponsor from its own resources and not from the assets of the Trust.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

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

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of Bitcoins, which consists of transactions on electronic Digital Asset Trading Platforms.

“Distribution Date”—July 31, 2024, the distribution date of shares of the BTC Trust to the Trust’s shareholders in the Initial Distribution.

“DSTA”—The Delaware Statutory Trust Act, as amended.

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

“Initial Distribution”—The contribution by the Trust of 26,935.83753443 Bitcoin to the BTC Trust, in exchange for 303,690,100 newly created shares of the BTC Trust, which were distributed on the Distribution Date to the Trust’s shareholders as of the Record Date, pro rata based on a 1:1 ratio.

“Investment Company Act”—Investment Company Act of 1940, as amended.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Bitcoin Holdings shall mean the NAV as defined herein.

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

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to December 26, 2023, Principal Market NAV was referred to as NAV.

“Record Date”—July 30, 2024, the record date for the Initial Distribution.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

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

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

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

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Uplisting Date”—January 11, 2024.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

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

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Trust (BTC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 1, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC the Sponsor of the Registrant.