Form 10-K
period 2024-12-31
Grayscale Bitcoin Trust ETF
filed 2025-02-28
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-41906

Grayscale Bitcoin Trust ETF

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-7019388
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC 290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Grayscale Bitcoin Trust ETF Shares	GBTC	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐
No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2024, as reported by the NYSE Arca, Inc. on that date: $16,524,689,285

Number of Shares of the registrant outstanding as of February 24, 2025: 250,920,100

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

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
•
the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
competition from the emergence or growth of other digital assets could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares;

•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 109.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Seventh Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Bitcoin Trust ETF (formerly known as Grayscale Bitcoin Trust (BTC)) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act. The Trust’s purpose is to hold Bitcoin, which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Bitcoin Network, including the maximum block size used by the network. Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. Bitcoin has a current maximum block size of approximately 4MB and, on average blocks are generated every ten minutes. Bitcoin’s halvings take place approximately every four years, occurring every 210,000 blocks. Additionally, Bitcoin has a maximum supply of 21 million. As of December 31, 2024, Bitcoin’s circulating supply was 19.8 million coins. As of December 31, 2024, the 24-hour trading volume of Bitcoin was approximately $17.7 billion. As of December 31, 2024, the aggregate market value of Bitcoin was $1.85 trillion. As of December 31, 2024, Bitcoin was the largest digital asset by market capitalization, as tracked by CoinMarketCap.com.

As of December 31, 2024, the Trust holds approximately 1.0% of the Bitcoin in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Bitcoin Network. As a decentralized digital asset network, the Bitcoin Network consists of several stakeholders, including core developers of Bitcoin, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of Bitcoin confers no such rights.

On November 4, 2024, the Trust changed its name from Grayscale Bitcoin Trust (BTC) to Grayscale Bitcoin Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Since its inception and prior to listing its Shares on NYSE Arca, the Trust had issued common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Bitcoin.

On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079), and since then, the Trust issues shares pursuant to the registration statement on a continuous basis. The Shares are listed on NYSE Arca under the ticker symbol “GBTC.”

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. The Trust does not seek to generate returns beyond tracking the price of Bitcoin. There can be no assurance that the Trust will be able to achieve its investment objective. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. did not reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor (the “Sponsor”) of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025 GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS shall be the sole remaining Sponsor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information. CSC Delaware Trust Company is the trustee (the “Trustee”) of the Trust, The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for Bitcoin.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation or redemption order is equal to the Basket Amount, which is the amount of Bitcoin required to create or redeem a Basket of Shares, multiplied by the “Index Price,” which is the price of a Bitcoin calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Trading Platforms that are reflected in the CoinDesk Bitcoin Price Index (XBX) (the “Index”) on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. See “—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

The Trust creates Baskets of Shares only upon receipt of Bitcoin and redeems Shares only by distributing Bitcoin or proceeds from the disposition of Bitcoin. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. Cash Orders are made through the participation of a Liquidity Provider (as defined herein) and facilitated by the Transfer Agent, as described in “—Description of Creation and Redemption of Shares.” Authorized Participants must pay a Variable Fee (as defined herein) in connection with Cash Orders.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at www.etfs.grayscale.com/gbtc, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on OTCQX did not reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial. However, the Sponsor has observed that the Trust has met its investment objective more closely following the uplisting of the Shares to NYSE Arca on January 11, 2024.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, Bitcoin price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between NYSE Arca and the global trading platform market for trading Bitcoin. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From the Uplisting Date to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.68%, the average premium was 0.08%, and the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 1.56% and the average discount was 0.10%. As of December 31, 2024, the Trust’s Shares were listed on NYSE Arca at a discount of 0.10% to the Trust’s NAV per Share. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s Bitcoin are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of Bitcoin based on the price provided by the Digital Asset

Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to December 26, 2023, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of Bitcoin and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2024, each Share represented approximately 0.0008 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoin are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Bitcoin by using the Shares instead of directly purchasing and holding Bitcoin, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of Bitcoin.
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.etfs.grayscale.com/gbtc.
•
Minimal Credit Risk. The Shares represent an interest in actual Bitcoin owned by the Trust. The Trust’s Bitcoin are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Bitcoin futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the Bitcoin for the Trust using offline storage, or "cold storage", mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s Bitcoin is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s Bitcoin are kept in cold storage, which means that the Trust’s Bitcoin are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s Bitcoin” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
•
Location of Private Vaults. Private key shards associated with the Trust’s Bitcoin are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Vault Balance require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Bitcoin. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Bitcoin.
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
•
Directly Held Bitcoin. The Trust directly owns actual Bitcoin held through the Custodian. This may differ from other digital asset financial vehicles that provide Bitcoin exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for Bitcoin transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling Bitcoin as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring Bitcoin in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell Bitcoin on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below, and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency (subject to NYSE Arca obtaining regulatory approval from the SEC), provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by changes in the market prices of Bitcoin.

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, the Trust generally has abandoned, prior to each relevant Creation Time or Redemption Time, any Incidental Right or IR Virtual Currency that it may have had any right to receive at such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit has/have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Right or IR Virtual Currency and, therefore, irrevocably abandon any Incidental Right and IR Virtual Currency to which the Trust may become entitled in the future.

Because the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Sponsor has controls in place to monitor for material hard forks or airdrops. The Sponsor will notify investors of any material change to its policy with respect to Incidental Rights and IR Virtual Currency by filing a current report on Form 8-K.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin Network allows people to exchange tokens of value, called Bitcoin, which are recorded on a public transaction ledger known as a blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets that trade Bitcoin, or in individual end-user-to-end-user transactions under a barter system.

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

History of Bitcoin

The Bitcoin Network was initially contemplated in a white paper that also described Bitcoin and the operating software to govern the Bitcoin Network. The white paper was purportedly authored by Satoshi Nakamoto. However, no individual with that name has been reliably identified as Bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors. The first Bitcoin were created in 2009 after Nakamoto released the Bitcoin Network source code (the software and protocol that created and launched the Bitcoin Network). The Bitcoin Network has been under active development since that time by a group of engineers known as core developers.

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

Some Bitcoin transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Bitcoin or the reallocation of ownership of certain Bitcoin in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of Bitcoin between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in, and validated through, the blockchain mechanism.

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

The receiving party must provide the spending party with its public key and allow the Blockchain to record the sending of Bitcoin to that public key. After the provision of a recipient’s Bitcoin Network public key, the spending party must enter the address into its Bitcoin Network software program along with the amount of Bitcoin to be sent. The amount of Bitcoin to be sent will typically be agreed upon between the two parties based on a set amount of Bitcoin or an agreed upon conversion of the value of fiat currency to Bitcoin. Since every computation on the Bitcoin Network requires the payment of Bitcoin, including verification and memorialization of Bitcoin transfers, there is a transaction fee involved with the transfer, which is based on computation complexity and not on the value of the transfer and is paid by the payor with a fractional amount of Bitcoin.

After the entry of the Bitcoin Network address, the amount of Bitcoin to be sent and the transaction fees, if any, to be paid, will be transmitted by the spending party. The transmission of the spending transaction results in the creation of a data packet by the spending party’s Bitcoin Network software program, which is transmitted onto the decentralized Bitcoin Network, resulting in the distribution of the information among the software programs of users across the Bitcoin Network for eventual inclusion in the Blockchain.

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

Bitcoin Markets

In addition to using Bitcoin to engage in transactions, investors may purchase and sell Bitcoin to speculate as to the value of Bitcoin in the Bitcoin market, or as a long-term investment to diversify their portfolio. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin as a store of value, the number of merchants that accept Bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Centralized spot Bitcoin markets typically permit investors to open accounts with the trading platform and then purchase and sell Bitcoin via websites or through mobile applications. Prices for trades on centralized spot Bitcoin markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a centralized Bitcoin market and trading Bitcoin is different from, and should not be confused with, the process of users sending Bitcoin from one Bitcoin address to another Bitcoin address on the Blockchain or decentralized on-chain trading platforms. This latter process is an activity that occurs on the Bitcoin Network, while the former is an activity that occurs entirely within the order book operated by the centralized spot market. The centralized spot market typically records the investor’s ownership of Bitcoin in its internal books and records, rather than on the Blockchain. The centralized spot market ordinarily does not transfer Bitcoin to the investor on the Blockchain unless the investor makes a request to the Digital Asset Trading Platform to withdraw the Bitcoin in their account to an off-exchange Bitcoin wallet.

See “—Bitcoin Value” below for a discussion of historical spot Bitcoin prices on Digital Asset Trading Platforms and how such prices may differ from the Index Price.

Outside of the spot markets, Bitcoin can be traded over-the-counter (“OTC”). The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for Bitcoin, investment managers, proprietary trading firms, high-net-worth individuals that trade Bitcoin on a proprietary basis, entities with sizable Bitcoin holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of Bitcoin. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will initiate the transaction. For example, a seller of Bitcoin could initiate the transaction by sending the Bitcoin to the buyer’s Bitcoin address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on Bitcoin spot markets.

In addition, Bitcoin futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC regulated trading of Bitcoin derivatives has developed substantially. Through the common membership of NYSE Arca and the CME Bitcoin Futures market in the Intermarket Surveillance Group (“ISG”), NYSE Arca may obtain information regarding trading in the Shares and listed Bitcoin derivatives from the CME Bitcoin Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Bitcoin Futures market allows for the surveillance of Bitcoin futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between NYSE Arca and the CME Bitcoin Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of NYSE Arca’s rules and the applicable federal securities laws and rules. NYSE Arca has also implemented surveillance procedures to monitor the trading of the Shares on NYSE Arca during all trading sessions and to deter and detect violations of NYSE Arca rules and the applicable federal securities laws.

Creation of New Bitcoin

New Bitcoin are created through the mining process as discussed below.

The Bitcoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 10 minutes, on average, a new block is added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 3.125 Bitcoin (which reward is expected to decrease by half to become 1.5625 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2028). Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

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

Limits on Bitcoin Supply

The supply of new Bitcoin is mathematically controlled so that the amount of Bitcoin grows at a limited rate pursuant to a pre-set schedule. The amount of Bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Blockchain. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block and this is expected to decrease by half to become 1.5625 Bitcoin after the next 210,000 blocks have entered the Bitcoin Network, which is expected to be mid-2028. This deliberately controlled rate of Bitcoin creation means that the amount of Bitcoin in existence will increase at a controlled rate until the amount of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. As of December 31, 2024, approximately 19.8 million Bitcoin were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source project with no official developer or group of developers that controls the Bitcoin Network. However, the Bitcoin Network’s development is overseen by a core group of developers. The core developers are able to access, and can alter, the Bitcoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code. The release of updates to the Bitcoin Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin Network’s source code. A modification of the Bitcoin Network’s source code is effective only with respect to the Bitcoin users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin Network only if accepted by participants collectively having most of the processing power on the Bitcoin Network. In the past, there have been several forks in the Bitcoin Network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

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

Forms of Attack Against the Bitcoin Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin Network contains certain flaws. For example, the Bitcoin Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain. Any future attacks on the Bitcoin Network could negatively impact the perception of the Bitcoin Network, the value of Bitcoin, and the value of the Shares.

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

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. For example, Bitstamp, Coinbase, Kraken, LMAX Digital, Crypto.com and Bullish are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan has developed a platform called Kinexys (formerly known as Onyx), which is described as a version of Ethereum designed for use by the financial services industry. Similar events may occur with Bitcoin.

Bitcoin Value

Digital Asset Trading Platform Valuation

The value of Bitcoin is determined by the value that various market participants place on Bitcoin through their transactions. The most common means of determining the value of a Bitcoin is by surveying one or more Digital Asset Trading Platforms where Bitcoin is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in Bitcoin.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, Bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2024, the Digital Asset Trading Platforms included in the Index were Coinbase, Bitstamp, Bullish, Kraken, LMAX Digital and Crypto.com. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the Trading Platform Category and Jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

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

LMAX Digital: A U.K.-based trading platform registered as a broker with the Financial Conduct Authority. LMAX Digital does not hold a BitLicense.

Crypto.com: A Singapore-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Crypto.com does not hold a BitLicense.

Bullish: A Gibraltar-based trading platform registered as an MSB with FinCEN. Bullish is not available to U.S. based customers. Bullish is categorized by the Index Provider as a “Category 2” trading platform which meets the Inclusion Criteria outlined below but is non-U.S. licensed.

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoin. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling Bitcoin. The below table reflects the trading volume in Bitcoin and market share of the Bitcoin-U.S. dollar trading pair of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2024 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2024(1)	Volume (Bitcoin)	Market Share(2)
Coinbase	50,154,281	25.69%
Bitstamp	24,353,741	12.47%
Kraken	14,290,205	7.32%
LMAX Digital	10,069,842	5.16%
Crypto.com	4,575,661	2.34%
Bullish	395,161	0.20%
Total Bitcoin-U.S. Dollar trading pair	103,838,891	53.18%

(1)
On October 28, 2024, the Index Provider added Bullish to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review.
(2)
Market share is calculated using trading volume (in Bitcoin) for certain Digital Asset Trading Platforms, including Coinbase, Bitstamp, Kraken, LMAX Digital, Crypto.com and Bullish, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2024, including Binance.US (data included from April 1, 2020 to July 13, 2023), Bitfinex, Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018 to December 3, 2023), Bullish (data included from March 31, 2024), Cboe Digital (data included from October 1, 2020 to December 31, 2023), CEX.IO (data included from January 1, 2024), FTX.US (data included from April 1, 2022 to November 12, 2022), Gemini (data included from October 7, 2015), itBit, LakeBTC (data included from January 27, 2019 to May 6, 2021), HitBTC (data included from April 1, 2019 to March 31, 2020), and OKCoin (data included from inception to December 31, 2022).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.41% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.27%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.0001%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin.

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

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed.

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
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it; and
•
Offer programmatic spot trading of the trading pair and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

All trading platforms that meet these Inclusion Criteria will be assigned to one trading platform Category as defined by the additional criteria below:

•
Category 1
o
Licensed and/or able to serve investors, retail or professional, in the U.S.; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

•
Category 2
o
Licensed (including in-principal licensure) and/or able to serve investors, retail or professional, in one or more of the following jurisdictions:
•
United Kingdom
•
European Union
•
In the event a trading platform is only licensed or able to serve investors in select European Union countries and none of the other listed jurisdictions, the Index Provider reserves the right to evaluate its eligibility on a case-by-case basis.
•
Hong Kong
•
Singapore; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

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

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

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
•
Manipulation Resistance: In order to mitigate the effects of wash-trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Trading Platforms that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

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

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

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

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, for each calculation of the Index Price, the initial weight of each Constituent Trading Platform used to calculate the Index Price will be based on its share of the volume over the past 24-hour period as a percentage of the aggregate 24-hour volume for all Constituent Trading Platforms. The initial weight may be adjusted based on inactivity and price variance as described below.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform after a specified period and continue to do so until its influence was effectively zero. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting factoring in the period of inactivity.

•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a Constituent Trading Platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis.

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
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Sponsor have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc. (“Coinbase”), and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of Bitcoin, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. However, the former chair has subsequently stated that the SEC already has explicit authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against Digital Asset Trading Platforms during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that they operated unregistered securities exchanges, brokerages, and clearing agencies.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has also previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” and, “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

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

The CFTC has regulatory jurisdiction over the Bitcoin futures markets. In addition, because the CFTC has determined that Bitcoin is a non-security “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”) and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Bitcoin. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot Bitcoin that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Bitcoin futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for Bitcoin trading or transactions.

In February 2021, certain designated contract markets (“DCMs”) registered with the CFTC, including the CME, launched new contracts for Bitcoin futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of Bitcoin futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other Bitcoin prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

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

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On January 11, 2019, the Trust changed its name from Bitcoin Investment Trust to Grayscale Bitcoin Trust (BTC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. Subsequently, on November 4, 2024, the Trust changed its name from Grayscale Bitcoin Trust (BTC) to Grayscale Bitcoin Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Bitcoin are held by the Custodian on behalf of the Trust. The Trust’s Bitcoin will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoin by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the amount of Bitcoin (or cash to acquire the amount of Bitcoin) represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the amount of whole and fractional Bitcoin represented by each Basket being created, the amount of which is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

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

Each Share represented approximately 0.0008 of one Bitcoin as of December 31, 2024. Each Share in the initial Baskets represented approximately one-tenth (0.1) of a Bitcoin. The decrease in the amount of Bitcoin represented by each Share since inception is primarily a result of the Share Split and Initial Distribution and, to a lesser degree, the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses. The amount of Bitcoin required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Bitcoin to pay the Sponsor’s Fee and any Additional Trust Expenses.

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

The Trust’s assets consist solely of Bitcoin, cash proceeds from the sale of Bitcoin and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. As a result, the Trust does not expect to hold any Incidental Rights or IR Virtual Currency or to take any Incidental Rights or IR Virtual Currency into account for the purposes of determining the NAV or the NAV per Share.

Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of Bitcoin by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of Bitcoin. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of Bitcoin represented by a Share will gradually decrease over time as the Trust’s Bitcoin are used to pay the Trust’s expenses.

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2024, the Constituent Trading Platforms of the Index were Coinbase, Bitstamp, Kraken, LMAX Digital, Crypto.com and Bullish. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole equity holder of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole equity holder of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and, following their uplisting on January 11, 2024, listing of the Shares on NYSE Arca (the Shares were previously quoted on OTCQX). As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s Bitcoin as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Bitcoin or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the Bitcoin Network after which there is a dispute as to which network resulting from the fork is the Bitcoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Bitcoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

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

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of Bitcoin.”

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

As of January 10, 2024, the Sponsor amended, solely with respect to the Trust, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Sponsor, the Trust and Grayscale Securities, LLC (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Sponsor in developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the term of the Index License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

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

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoin or other assets of the Trust. See “—Description of the Trust Agreement.”

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

The Transfer Agent and the Co-Transfer Agent

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

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency Agreement is available for inspection at the Sponsor’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Sponsor-paid Expense.

Administrator

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing also serves as the administrator for the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of Bitcoin required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval (as defined below), in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders (as defined below) must also own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Participant Agreements set forth the procedures for the creation and redemption of Baskets by the Authorized Participants. Although the Trust creates Baskets only upon the receipt of Bitcoin, and redeems Baskets only by distributing Bitcoin or proceeds from the disposition of Bitcoin, at this time an Authorized Participant can only submit “Cash Orders,” pursuant to which the Authorized Participant will deposit cash into, or accept cash from, the Cash Account (as defined herein) in connection with the creation and redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), which will engage one or more eligible companies (each, a “Liquidity Provider”) that is not an agent of, or otherwise acting on behalf of, any Authorized Participant to obtain or receive Bitcoin in connection with such orders. The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis.

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

In connection with the entry into the Participant Agreements referred to above, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Participant Agreement. As a result, since January 10, 2024, Grayscale Securities ceased acting as an Authorized Participant of the Trust.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk, Cumberland DRW LLC, and Galaxy Digital Trading Cayman LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, New York 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin, on the Trust’s behalf. The Custodian’s services (i) allow Bitcoin to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw Bitcoin from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial and Prime Broker Services”). The Vault Balance uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Trust’s Vault Balance the amount of Bitcoin necessary to pay the Trust’s expenses.

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

The Custodian and its affiliates may from time to time purchase or sell Bitcoin for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Bitcoin in the Vault Balance are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Bitcoin in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times.

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

Custody of the Trust’s Bitcoin

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

Key Storage

Private key shards are distributed geographically by the Prime Broker and the Custodian (together, the “Custodial Entities”) in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian and the Prime Broker for security purposes.

The Vault Balance primarily uses “cold” storage mechanisms to secure a substantial portion of the Trust’s private keys. A substantial portion of the Trust’s Bitcoin holdings are held in cold storage at all times, with a portion of the Settlement Balance held temporarily in hot storage from time to time, for purposes of facilitating the receipt and distribution of Bitcoin in connection with the creation and redemption of Baskets. Any Bitcoin credited to the Trust’s Settlement Balance is stored in omnibus accounts, either on the Prime Broker’s systems or at Coinbase Connected Venues, using a combination of cold and hot storage mechanisms to secure the private keys representing the assets credited to the Trust’s Settlement Balance.

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

Transfers of Bitcoin to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the Bitcoin Blockchain, subject to the availability of the Prime Broker’s online platform. When Bitcoin is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and Bitcoin in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing Bitcoin from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring Bitcoin to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

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

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are listed on NYSE Arca under the ticker symbol “GBTC”. On January 26, 2018, the Trust completed a 91-for-1 Share Split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on January 22, 2018 received ninety additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to January 26, 2018 have been retroactively adjusted to reflect the effects of the Share Split, as applicable.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing that the shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Redemptions and Distributions

Through its redemption program, the Trust may redeem Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets only by distributing Bitcoin or proceeds from the disposition of Bitcoin, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will accept cash from the Cash Account in connection with the redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving Bitcoin in connection with such orders. Subject to In-Kind Regulatory Approval, in the future the Trust may also redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would receive Bitcoin directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, at this time Baskets will not be redeemed through In-Kind Orders and will only be redeemed through Cash Orders. Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in cash or in kind.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. As of December 31, 2024, each Share represented approximately 0.0008 of one Bitcoin. See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of Bitcoin (or cash to acquire such amount of Bitcoin) represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca under the symbol “GBTC” on January 11, 2024. In connection with the uplisting of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange-traded products.

The Trust redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. The redemption of a Basket requires the delivery to the Authorized Participant of the amount of Bitcoin represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt redemptions, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.”

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

Description of Creation and Redemption of Shares

General

The Trust issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Trust will not issue fractions of a Basket. The Sponsor believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Trust. However, the Sponsor may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Sponsor determines it to be necessary or advisable. As of December 31, 2024, 7.9319 Bitcoin are required to create a Basket, or 10,000 Shares, representing less than 0.01% of the amount of Bitcoin traded each day on average. As such, the Sponsor does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only upon the delivery to the Trust, or the distribution or other disposition by the Trust, of the amount of whole and fractional Bitcoin represented by each Basket being created or redeemed, which is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000 (the “Basket Amount”). The U.S. dollar value of a Basket is calculated by multiplying the Basket Amount by the Index Price as of the trade date (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Trust, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Trust’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The amount of Bitcoin represented by a Share will gradually decrease over time as the Trust’s Bitcoin are used to pay the Trust’s expenses. As of December 31, 2024, each Share represented approximately 0.0008 of one Bitcoin.

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

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create or redeem their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount (or cash to acquire the Total Basket Amount) and the redemption of Baskets requires the distribution or other disposition by the Trust of the Total Basket Amount. Although the Trust creates Baskets only upon the receipt of Bitcoin, and redeems Baskets only by distributing Bitcoin or proceeds from the disposition of Bitcoin, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, a segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving and distributing cash in connection with the creation and redemption of Baskets (such account, the “Cash Account”).

Cash Orders will be facilitated by the Transfer Agent and the Liquidity Engager. On an order-by-order basis, the Liquidity Engager will engage one or more Liquidity Providers to obtain or receive Bitcoin in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive Bitcoin in connection with creations and redemptions pursuant to Cash Orders.

Unless the Sponsor requires that a Cash Order be effected at actual execution prices (an “Actual Execution Cash Order”), each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee (the “Variable Fee”) based on the Total Basket NAV (a “Variable Fee Cash Order”), and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Liquidity Provider until such Bitcoin have been received or liquidated by the Trust. The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling Bitcoin. The amount may be changed by the Sponsor in its sole discretion at any time, and Liquidity Providers will communicate to the Sponsor in advance the Variable Fee they would be willing to accept in connection with a Variable Fee Cash Order, based on market conditions and other factors existing at the time of such Variable Fee Cash Order.

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant until such Bitcoin have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

In the case of creations pursuant to Cash Orders, to transfer the Total Basket Amount to the Trust’s Vault Balance, the Liquidity Provider will transfer Bitcoin to one of the public key addresses associated with the Vault Balance and as provided by the Sponsor. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the Blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.”

In common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Bitcoin in compliance with the federal securities laws. Subject to In-Kind Regulatory Approval, in the future the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit Bitcoin directly with the Trust or receive Bitcoin directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, at this time Baskets will not be created or redeemed through In-Kind Orders and will only be created or redeemed through Cash Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of Bitcoin by the Bitcoin Network, which will be paid by the Custodian in the case of redemptions and the Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor takes into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind creation is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, or otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Sponsor determines if such creation order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the creation order.
•
The Sponsor determines the Total Basket NAV and any Variable Fee and Additional Creation Cash as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV, plus any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the Total Basket NAV, plus any Additional Creation Cash, less any Excess Creation Cash, if applicable (such amount, as applicable, the “Required Creation Cash”).

•
The Liquidity Provider transfers the Total Basket Amount to the Trust’s Vault Balance.
•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Creation Cash, the Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.
•
Cash equal to the Required Creation Cash is delivered to the Liquidity Provider from the Cash Account.
•
The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring the corresponding Total Basket Amount will be borne solely by the Liquidity Provider until such Bitcoin have been received by the Trust.

The Sponsor anticipates that the Trust’s cost to acquire the Total Basket Amount in connection with a Variable Fee Cash Order will equal the sum of the corresponding Total Basket NAV and Variable Fee to be delivered by the Authorized Participant to the Trust. In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to a Variable Fee Cash Order, either (x) the Trust’s Vault Balance has not been credited with Bitcoin in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV, plus any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Variable Fee Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV, plus any Variable Fee, has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a creation pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Bitcoin price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust acquires the Bitcoin on the settlement date. If the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV, the Authorized Participant will bear the dollar cost of such difference by delivering cash in the amount of such difference (the “Additional Creation Cash”) to the Cash Account. If the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV, the Authorized Participant will benefit from such difference, with the Trust promptly returning cash in the amount of such excess (the “Excess Creation Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to an Actual Execution Cash Order, either (x) the Trust’s Vault Balance has not been credited with Bitcoin in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable) has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor takes into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind redemption of Shares is otherwise unavailable, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

Cash Orders for redemption must be placed no later than 1:59:59 p.m., New York time on each business day. The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption order is placed, the Sponsor determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1 (or T+2 on case-by-case basis, as approved by Sponsor))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the redemption order.
•
The Sponsor determines the Total Basket NAV and, in the case of a Variable Fee Cash Order, any Variable Fee as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Liquidity Provider delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV less any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the actual proceeds to the Trust from the liquidation of the Total Basket Amount (such amount, as applicable, the “Required Redemption Cash”).

•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Redemption Cash, the Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.
•
The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the Required Redemption Cash is delivered to the Authorized Participant from the Cash Account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in disposing of the corresponding Total Basket Amount will be borne solely by the Liquidity Provider.

The Sponsor anticipates that the Trust’s proceeds from liquidating the Total Basket Amount in connection with a Variable Fee Cash Order will equal the corresponding Total Basket NAV less the Variable Fee to be delivered by the Liquidity Provider to the Trust. In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to a Variable Fee Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV, less any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Variable Fee Cash Order until such time as (x) the Baskets to be redeemed have been delivered to the Transfer Agent and (y) the Total Basket NAV, less any Variable Fee, has been delivered to the Cash Account, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a redemption pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Bitcoin price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust disposes of the Bitcoin on the settlement date. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is lower than the Total Basket NAV on the trade date, the Authorized Participant will bear the dollar cost of such difference (the “Redemption Cash Shortfall”), with the amount of cash to be delivered to the Authorized Participant being reduced by the amount of such Redemption Cash Shortfall. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is higher than the Total Basket NAV on the trade date, the Trust will deliver cash in the amount of such excess (the “Additional Redemption Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to an Actual Execution Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Cash Order until such time as (x) the Total Basket Amount has been delivered to the Transfer Agent and (y) the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall, if applicable) has been delivered to the Trust, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent In-Kind Regulatory Approval has been obtained, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

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

Valuation of Bitcoin and Determination of NAV

The Sponsor will evaluate the Bitcoin held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Bitcoin and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Bitcoin held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate amount of Bitcoin owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of Bitcoin payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of Bitcoin, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the Bitcoin, calculated using the Index Price, which are either (i) to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price, or (ii) to be distributed to Shareholders pursuant to a binding obligation of the Trust following the declaration of an in-kind dividend (including through interests in any liquidating trust or other vehicle formed to hold such Bitcoin) (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s Bitcoin, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

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

Expenses; Sales of Bitcoin

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. From inception to January 10, 2024, the Sponsor’s Fee was 2.0%. Effective January 11, 2024, the Sponsor’s Fee was lowered to 1.5%. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 1.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into Bitcoin by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in Bitcoin to the Sponsor daily in arrears.

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

The Sponsor’s Fee will generally be paid in Bitcoin.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoin. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor Bitcoin in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Disposition of Bitcoin

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Vault Balance the amount of Bitcoin, determined as described above in “—Expenses; Sales of Bitcoin,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such Bitcoin to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Vault Balance Bitcoin in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such Bitcoin into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoin in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in Bitcoin. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of Bitcoin. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of Bitcoin to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of Bitcoin held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in Bitcoin or the sale of Bitcoin to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting Bitcoin into U.S. dollars), the amount of Bitcoin represented by a Share will decline at such time and the Trust’s NAV may also decrease. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New Bitcoin deposited into the Vault Balance in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s Bitcoin if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of Bitcoin.

The quantity of Bitcoin to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of Bitcoin held by the Trust. See “—Expenses; Sales of Bitcoin.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Bitcoin by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the amount of Bitcoin represented by each outstanding Share for three years. It assumes that the only transfers of Bitcoin will be those needed to pay the Sponsor’s Fee and that the price of Bitcoin and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional amount of Bitcoin represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00
Sponsor’s Fee(1)	1.50%	1.50%	1.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
Bitcoin in Trust, beginning	10,000.00	9,850.00	9,702.25
Hypothetical value of Bitcoin in Trust	$1,000,000.00	$985,000.00	$970,225.00
Beginning NAV of the Trust	$1,000,000.00	$985,000.00	$970,225.00
Bitcoin to be delivered to cover the Sponsor’s Fee	150.00	147.75	145.53
Bitcoin in Trust, ending	9,850.00	9,702.25	9,556.72
Ending NAV of the Trust	$985,000.00	$970,225.00	$955,671.63
Ending NAV per share	$9.85	$9.70	$9.56
Hypothetical price per Bitcoin	$100.00	$100.00	$100.00
(1)
From inception to January 10, 2024, the Sponsor’s Fee was 2.0%. Effective January 11, 2024, the Sponsor’s Fee was lowered to 1.5%.

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s Bitcoin. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

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

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Bitcoin or other assets of the Trust.

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

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•
a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its Bitcoin or seizes, impounds or otherwise restricts access to Trust assets;
•
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Index Price;
•
any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert Bitcoin to U.S. dollars; or

•
a certificate of dissolution or revocation of the Sponsor’s charter is filed (and 90 days have passed since the date of notice to the Sponsor of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, unless (i) at the time there is at least one remaining Sponsor and that remaining Sponsor carries on the Trust or (ii) within 90 days of any such event shareholders holding at least a majority (over 50%) of Shares, not including Shares held by the Sponsor and its affiliates, agree in writing to continue the activities of the Trust and to select, effective as of the date of such event, one or more successor Sponsors.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act;
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

Account; Location of Bitcoin

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

Additionally, at the Sponsor’s discretion, a portion of the Trust’s Bitcoin holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any Bitcoin credited to the Trust’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Trust or the Sponsor maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the Bitcoin credited to the Trust’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of Bitcoin in connection with the creation and redemption of Baskets.

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

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Trust is the “entitlement holder” within the meaning of Article 8. The Custodial Entities’ ultimate parent, Coinbase Global, Inc. (“Coinbase Global”), has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust.”

Safekeeping of Bitcoin

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

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Bitcoin from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. Transactions relating to Bitcoin held in the Settlement Balance occur on the Bitcoin Blockchain.

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

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s Bitcoin.”

Once each calendar year, the Trust and the Sponsor are entitled to request that the Custodial Entities provide a copy of the SOC 1 report and SOC 2 report once per calendar year. Such reports are required to be dated within one year prior to such request. The Custodial Entities reserve the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Prime Broker Agreement. In addition to the review of SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 report.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all Bitcoin received by the Custodian. The Custodial Entities are liable to the Sponsor and the Trust for the loss of any Bitcoin to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Trust a quantity of Bitcoin equal to the quantity of any such lost Bitcoin.

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Bitcoin or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custody and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Bitcoin on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Bitcoin shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of Bitcoin deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoin deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation/Redemption Abandonment Notices providing that the Trust will abandon irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. Prospectively, the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust might otherwise become entitled. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoin as of any date on which it creates or redeems Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, and in common with other spot digital asset exchange-traded products, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until In-Kind Regulatory Approval is obtained, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

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

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash (or, if In-Kind Regulatory Approval is obtained in the future, solely for Bitcoin that were originally acquired by the U.S. Holder for cash on the same date).

As discussed in the section entitled “Description of Creation and Redemption of Shares,” if In-Kind Regulatory Approval is obtained in the future, a U.S. Holder may be able to acquire Shares of the Trust by contributing Bitcoin in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Bitcoin held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoin held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoin will begin on the date of such purchase. If, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder acquires Shares in exchange for Bitcoin, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoin held in the Trust would be equal to the U.S. Holder’s tax basis in the Bitcoin that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoin generally would include the period during which the U.S. Holder held the Bitcoin that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder that owns more than one lot of Bitcoin contributes a portion of its Bitcoin to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Bitcoin it is contributing and to substantiate its tax basis in those Bitcoin. In general, if a U.S. Holder acquires Shares solely for cash at different prices, the U.S. Holder’s share of the Trust’s Bitcoin will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different.

Gains or losses from the sale of Bitcoin to fund cash redemptions are expected to be treated as incurred only by the shareholder that is being redeemed. However, when the Trust transfers Bitcoin to the Sponsor as payment of the Sponsor’s Fee, or sells Bitcoin to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those Bitcoin for their fair market value at that time (which, in the case of Bitcoin sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Bitcoin transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Bitcoin transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoin is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoin is more than one year. A U.S. Holder’s tax basis in its pro rata share of any Bitcoin transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoin held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Bitcoin transferred and the denominator of which is the total amount of Bitcoin held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Bitcoin remaining in the Trust will be equal to the tax basis of its pro rata share of the Bitcoin held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Bitcoin transferred.

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

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the Bitcoin underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the Bitcoin held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoin held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s Bitcoin consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoin underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the Bitcoin underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

If, in the future, In-Kind Regulatory Approval is obtained and the Trust redeems all or portion of a U.S. Holder’s Shares in exchange for the underlying Bitcoin represented by the redeemed Shares, such redemption generally would not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the Bitcoin received in the redemption generally would be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the Bitcoin held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the Bitcoin held in the Trust after the redemption would be equal to the tax basis of its pro rata share of the total amount of the Bitcoin held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the Bitcoin received in the redemption. The U.S. Holder’s holding period with respect to the Bitcoin received would generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the Bitcoin received in such redemption would generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Bitcoin held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Bitcoin held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, if In-Kind Regulatory Approval is obtained, the portion of tax basis that is treated as the basis of the Bitcoin received by the U.S. Holder in the redemption).

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

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Bitcoin in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of Bitcoin. In addition, assuming that the Trust holds no asset other than Bitcoin, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

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

Plan Asset Issues

Under the Department of Labor’s regulations at section 2510.3-101, as amended by Section 3(42) of ERISA (the “Plan Asset Regulations”), if a Plan invests in an equity interest of an entity that is “a publicly-offered security,” the entity will not be deemed to hold “plan assets” subject to ERISA, and a party managing the assets of such entity will not be subject to the fiduciary responsibility and prohibited transaction rules of ERISA and Section 4975 of the Code. A “publicly-offered security” is a security that is freely transferable, part of a class of securities that is widely held, and is either (i) part of a class of securities registered under section 12(b) or 12(g) of the Exchange Act or (ii) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such later time as may be allowed by the SEC) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is “freely transferable” is a factual question determined on the basis of facts and circumstances. A class of securities is “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another. It is anticipated that the Shares will constitute “publicly-offered securities” as defined in the Plan Asset Regulations. Accordingly, Shares held by a Plan, and not the underlying Bitcoin held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the fiduciary responsibility and prohibited transaction rules of ERISA and the Code.

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
•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The limited history of the Index;
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares;
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust;
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
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including Bitcoin, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including Bitcoin, have continued to fluctuate widely through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Bitcoin and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Bitcoin. For additional information that quantifies the volatility of Bitcoin prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Bitcoin Prices.”

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

Digital assets such as Bitcoin were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.
•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.

•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Bitcoin Network, would affect the ability to transfer digital assets, including Bitcoin, and, consequently, their value.
•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
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
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s Bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for Bitcoin. Even if another digital asset other than Bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including Bitcoin, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Bitcoin.

The Bitcoin Network was first launched in 2009 and Bitcoin were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Bitcoin is only selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for Bitcoin transactions; process wire transfers to or from Digital Asset Trading Platforms, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoin are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.
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
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.

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
•
Users, developers and miners may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Bitcoin Network.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Bitcoin Network.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Bitcoin and Ethereum networks, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges. The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Bitcoin Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and miners were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a “Layer 1” network.

As of December 31, 2024, the Bitcoin Network handled approximately four transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2024. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2022, Bitcoin average daily transaction fees have ranged from $0.38 per transaction on September 8, 2024, to as high as $124.17 per transaction on April 20, 2024. As of December 31, 2024, Bitcoin average daily transaction fees stood at $1.79 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Bitcoin Network, or closely associated supporting infrastructure and applications such as Layer 2 networks or other scaling solutions, is perceived as no longer contributing to such networks due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Bitcoin, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2024, the largest 100 Bitcoin wallets held approximately 15% of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of Bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

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

If the digital asset rewards for mining blocks or the transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin Blockchain could be slowed. Currently, the fixed reward for solving a new block is 3.125 Bitcoin per block. The amount of Bitcoin rewarded for solving a new block is expected to decrease by half after every 210,000 blocks. The next halving is expected to occur mid-2028 and roughly every four years thereafter, until the amount of Bitcoin in existence reaches the pre-determined 21 million Bitcoin. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell digital assets earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control on the Bitcoin Network. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Bitcoin Network, it may be able to alter the Bitcoin Blockchain on which transactions in Bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control, it may be able to “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin Network or the Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Bitcoin Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin Network.

In an example from another network, in August 2020, the Ethereum Classic Network, a proof-of-work network, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Any similar attacks on the Bitcoin Network could negatively impact the value of Bitcoin and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Bitcoin Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools, for example could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Shares.

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

A malicious actor may also obtain control over the Bitcoin Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the Bitcoin ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Bitcoin Network in this manner. Moreover, it is possible that a group of Bitcoin holders that together control more than 50% of outstanding Bitcoin are in fact part of the initial or current core developer group, or are otherwise influential members of the Bitcoin community. To the extent that the initial or current core developer groups also control more than 50% of outstanding Bitcoin, as some believe, the risk of this particular group of users causing the Bitcoin Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, Bitcoin Cash is the result of a hard fork of Bitcoin. Some users of the original network may harbor ill will toward the Bitcoin Cash network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Cash network. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

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

In the event of a hard fork of the Bitcoin Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the Bitcoin Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as Bitcoin and should therefore be considered “Bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of Bitcoin may not be favorably received by the digital asset community, which could negatively impact the value of Bitcoin and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on the Bitcoin Network or Bitcoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Bitcoin and the value of the Shares.

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

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or a Liquidity Provider sources Bitcoin in connection with the creation of the Shares or facilitates transactions in Bitcoin at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. Coinbase, Binance and Kraken all continue to litigate these charges against the SEC and Coinbase’s motion for interlocutory appeal to the Second Circuit was recently granted. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including Bitcoin, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset's security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of Bitcoin, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The value of the Shares relates directly to the value of Bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Bitcoin held by the Trust and fluctuations in the price of Bitcoin could adversely affect the value of the Shares. The market price of Bitcoin may be highly volatile, and subject to a number of factors, including:

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
•
Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of Bitcoin, since there is no limit on the amount of Bitcoin that the Trust may acquire.

In addition, there is no assurance that Bitcoin will maintain its value in the long or intermediate term. In the event that the price of Bitcoin declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of Bitcoin as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating and making the Index Price more volatile. As a result, Bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of Bitcoin and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of Bitcoin trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of Bitcoin present in the Digital Asset Markets or cause distortions in the price of Bitcoin, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Bitcoin on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of Bitcoin, and therefore may be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

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

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about Bitcoin and the digital assets industry more broadly, which could adversely impact the price of Bitcoin and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For example, on October 28, 2024, the Index Provider added Bullish to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.41% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.27%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.0001%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Bitcoin on public Digital Asset Trading Platforms has a limited history, and during this history, Bitcoin prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2020 through December 31, 2024, the Index Price ranged from $4,941.00 to $106,734.51, with the straight average being $36,295.59. In addition, during the twelve months ended December 31, 2024, the Index Price ranged from $39,161.76 to $106,734.51. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of Bitcoin more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Bitcoin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Bitcoin Prices.”

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

Competition from the emergence or growth of other digital assets could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2024, Bitcoin was the largest digital asset by market capitalization, as tracked by CoinMarketCap.com and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2024, the alternative digital assets tracked by CoinMarketCap.com had a total market-capitalization of approximately $3.3 trillion (including the approximately $1.85 trillion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Bitcoin Network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Litecoin Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

Investors may also invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other financial vehicles, including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot Bitcoin products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including the Trust’s timing in entering the market relative to competing spot Bitcoin exchange-traded products and its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

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

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, Bitcoin and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products, other than those which hold Bitcoin, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, Bitcoin could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of Bitcoin may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for Bitcoin and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem,” although the court dismissed this claim. In another example, the District Court for the Southern District of New York held that the stablecoin UST, an algorithmic stablecoin intended to maintain a value of one U.S. dollar and issued by Terraform Labs, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

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

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Bitcoin and to the operations of the Trust.

The Trust relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of Bitcoin in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Bitcoin, or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

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

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Bitcoin in trust on the Trust’s behalf. However, the SEC has released proposed amendments to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

To the extent that Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Bitcoin. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Bitcoin may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

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

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times were substantial. If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. The premium or discount at which the Shares have traded has fluctuated over time. For example, from May 5, 2015 to January 10, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 142%, the average premium was 37%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 49%, and the average discount was 25%. The closing price of the Shares as quoted on OTCQX at 4:00 p.m., New York time, on each business day between May 5, 2015 and January 10, 2024, has been quoted at a discount on 725 days.

From January 11, 2024, the Uplisting Date, to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.68% and the average premium was 0.08%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 1.56%, and the average discount was 0.10%. As of December 31, 2024, the last business day of the period, the Trust’s Shares were listed on NYSE Arca at a discount of 0.10% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in Bitcoin. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV—Disposition of Bitcoin” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Bitcoin in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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

Although the Shares are trading on NYSE Arca, there can be no assurance that an active trading market for the Shares will develop or, to the extent an active market does develop, be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares at any time and for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, shareholders may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not develop or continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Bitcoin held in the Vault Balance, as well as the Trust’s Bitcoin held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Bitcoin and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Bitcoin may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, for a substantial portion of the Trust’s Bitcoin, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s Bitcoin from time to time will be held in hot storage, such Bitcoin will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

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

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of the Shares.

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

Such events have occurred in connection with digital assets in the past. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s Bitcoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Bitcoin. The Trust will also be unable to convert or recover its Bitcoin transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodial Entities expose the Trust and its shareholders to the risk of loss of the Trust’s Bitcoin for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s Bitcoin.

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

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Bitcoin is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of Bitcoin deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoin deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that Bitcoin is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of Bitcoin is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s Bitcoin are sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of Bitcoin.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell Bitcoin held by the Trust or (ii) deliver Bitcoin in kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of Bitcoin at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of Bitcoin. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s Bitcoin may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
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

The Trust is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive Bitcoin in exchange for cash in connection with such order. However, and in common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for Bitcoin.

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

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than Bitcoin and Ether, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

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

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset, generally for free, based on the fact that they hold such other digital asset. We refer to the right to receive any benefits arising from a fork, airdrop or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.”

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

Certain of the Authorized Participants engaged by the Trust serve in a similar capacity for several competing exchange-traded Bitcoin products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded Bitcoin products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of Bitcoin, as well as the amount of Bitcoin that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.”

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC does not consider Bitcoin or Ether to be securities. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset, is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

As part of determining whether Bitcoin is a security or a transaction in Bitcoin by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Bitcoin and the Sponsor's transactions in Bitcoin with external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Bitcoin is not a security in light of the uncertainties inherent in the Howey and Reves tests.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with Bitcoin, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of Bitcoin or any other particular digital asset.

If the Sponsor determines that Bitcoin, or transactions in Bitcoin, are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Bitcoin is a security, the Sponsor does not intend to permit the Trust to continue holding Bitcoin in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset, or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s Bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that Bitcoin could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that Bitcoin, or transactions in Bitcoin, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset, are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. On January 15, 2025 the SEC filed an appeal against the judgment with the United States Court of Appeals for the Second Circuit.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the price of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if Bitcoin, or transactions in Bitcoin, is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust's assets include securities or the Trust's transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust. If the SEC or a federal court were to determine that Bitcoin is a security or transactions in Bitcoin are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that Bitcoin is a security or transactions in Bitcoin are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 206(4)-2 of the

Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future.

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

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Bitcoin Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2024, over 703 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the ‘NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

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

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoin is treated. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is possible that a new Administration and Congress in the United States creates a new classification for digital assets. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation/Redemption Abandonment Notices to the former custodian and each of the Prime Broker, the Custodian and Coinbase Credit, Inc. (“Coinbase Credit”), stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and in the past the Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoin as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, and in common with other spot digital asset exchange-traded products, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until In-Kind Regulatory Approval is obtained, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed above in “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” above, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin Network users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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
•
The Sponsor’s indirect parent company, DCG, holds less than 1% of the Shares representing ownership in the Trust, as of February 24, 2025. On March 10, 2021, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 24, 2025, DCG did not purchase any Shares of the Trust under this authorization; however in the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole equity holder and indirect parent company of the Sponsor; (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
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
•
The Sponsor and Grayscale Securities, which previously served as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG; and
•
The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

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

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price.

DCG, the sole equity holder and indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a Bitcoin derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Kraken is one of such Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of Bitcoin in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Bitcoin.

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

A Custodial Entity may terminate the Prime Broker Agreement for Cause (as defined in the Prime Broker Agreement) at any time or upon one hundred eighty days’ prior written notice to the Trust, as provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”), with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

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

Cybersecurity Breaches:

During the year ended December 31, 2024, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument. The Sponsor and the Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

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

Holders of Record

As of December 31, 2024, there were approximately 37 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on NYSE Arca, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on NYSE Arca or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 692,370,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 694,811.86692579 Bitcoin. During the year ended December 31, 2024, the Registrant did not distribute any Shares under 506(c) of Regulation D under the Securities Act. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$428.2
November 1, 2024 - November 30, 2024	-	-	-	428.2
December 1, 2024 - December 31, 2024	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 24, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 2,409 Baskets (24,090,000 Shares) during the three months ended December 31, 2024:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)
October 1, 2024 - October 31, 2024	2,660,000	$50.75
November 1, 2024 - November 30, 2024	7,290,000	69.14
December 1, 2024 - December 31, 2024	14,140,000	78.11
Total	24,090,000	$72.37

(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoin. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-275079), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust's registration statement on Form S-3, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoin. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on OTCQX did not reflect the value of Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

	As of December 31,
	2024	2023	2022
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	258,950,100	692,370,100	692,370,100
Number of Shares freely tradable(1)	258,934,007	680,381,149	680,381,149
Number of beneficial holders owning at least 100 Shares(2)	35	44	64
Number of holders of record(2)	37	46	65
(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on NYSE Arca, on or after January 11, 2024, or on OTCQX, prior to January 11, 2024, as applicable, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on NYSE Arca, on or after January 11, 2024, or on OTCQX, prior to January 11, 2024, as applicable, or transferred their eligible Shares to their brokerage accounts.

The BTC Trust Distribution

On July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of Grayscale Bitcoin Mini Trust ETF (the “BTC Trust”) to shareholders of the Trust as of July 30, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 30, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 31, 2024, the Trust contributed to the BTC Trust an amount of Bitcoin equal to 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin by the Trust in connection with Share creations and the delivery of Bitcoin by the Trust in connection with Share redemptions or for payment of expenses in Bitcoin. Prior to January 10, 2024, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on January 10, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2024, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net realized and unrealized gain (loss) on investment in Bitcoin(1)	$16,381,013	$16,246,768	$(18,751,107)
Net increase (decrease) in net assets resulting from operations	$16,090,537	$15,886,207	$(19,111,790)
Net assets(2)	$19,182,244	$26,350,470	$10,464,263

(1)
Includes the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2024 was $16,381,013 which includes a realized gain of $232,398 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $17,830,575 on the sale of Bitcoin to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to the Grayscale Bitcoin Mini Trust ETF, and net change in unrealized appreciation on investment in Bitcoin of ($3,092,838). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023 to $93,390.22 per Bitcoin as of December 31, 2024. Net increase in net assets resulting from operations was $16,090,537 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $290,476. Net assets decreased to $19,182,244 at December 31, 2024, a 27% decrease for the period. The decrease in net assets resulted from the withdrawal of approximately 4,670 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 393,595 Bitcoin, with a value of $22,292,651 from the Trust and the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust ETF, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 11,074 Bitcoin, with a value of $790,709 to the Trust in connection with Share creations during the year.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2023 was $16,246,768 which includes a realized gain of $218,806 on the transfer of Bitcoin to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of $16,027,962. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022 to $42,533.28 per Bitcoin as of December 31, 2023. Net increase in net assets resulting from operations was $15,886,207 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $360,561. Net assets increased to $26,350,470 at December 31, 2023, a 152% increase for the period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 12,516 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Bitcoin for the year ended December 31, 2022 was ($18,751,107) which includes a realized gain of $216,064 on the transfer of Bitcoin to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Bitcoin of ($18,967,171). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $45,867.86 per Bitcoin as of December 31, 2021 to $16,556.29 per Bitcoin as of December 31, 2022. Net decrease in net assets resulting from operations was ($19,111,790) for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in Bitcoin, less the Sponsor’s Fee of $360,683. Net assets decreased to $10,464,263 at December 31, 2022, a 65% decrease for the period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation and by the withdrawal of approximately 12,768 Bitcoin to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling Bitcoin in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

Selected Operating Data

	For the Years Ended December 31,
(All Bitcoin balances are rounded to the nearest whole Bitcoin)	2024	2023	2022
Bitcoin:
Opening Balance	619,526	632,042	644,810
Creations	11,074	-	-
Redemptions	(393,595)	-	-
Initial Distribution (Return of Capital)(1)	(26,936)	-	-
Sponsor’s Fee, related party	(4,670)	(12,516)	(12,768)
Closing balance	205,399	619,526	632,042
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	205,399	619,526	632,042
Number of Shares:
Opening balance	692,370,100	692,370,100	692,370,100
Creations	13,070,000	-	-
Redemptions	(446,490,000)	-	-
Closing balance	258,950,100	692,370,100	692,370,100

	As of December 31,
	2024	2023	2022
Price of Bitcoin on principal market(2)	$93,390.22	$42,533.28	$16,556.29
Principal Market NAV per Share(3)	$74.08	$38.06	$15.11
Index Price(4)	$93,413.90	$42,536.63	$16,555.59
NAV per Share(4)	$74.10	$38.06	$15.11

(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4 of the notes to the financial statements.
(2)
The Trust performed an assessment of the principal market at December 31, 2024, 2023 and 2022, and identified the principal market as Coinbase.
(3)
As of December 31, 2024, 2023 and 2022, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital, Crypto.com and Bullish. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2022 were Coinbase, Binance.US, Kraken, and LMAX Digital.

For accounting purposes, prior to January 11, 2024, the Trust reflected creations and the Bitcoin receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Bitcoin for proceeds was received. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Bitcoin are delivered or removed from the Trust for settlement.

As of December 31, 2024, the Trust had a net closing balance of 205,398.85921873 Bitcoin with a value of $19,187,108,495, based on the Index Price of $93,413.90 on December 31, 2024 (non-GAAP methodology). As of December 31, 2024, the total market value of the Trust’s Bitcoin was $19,182,244,650 based on the price of one Bitcoin on the principal market (Coinbase) of $93,390.22 on December 31, 2024.

As of December 31, 2023, the Trust had a net closing balance of 619,525.92917020 Bitcoin with a value of $26,352,545,225, based on the Index Price of $42,536.63 on December 31, 2023 (non-GAAP methodology). As of December 31, 2023, the total market value of the Trust’s Bitcoin was $26,350,469,813 based on the price of one Bitcoin on the principal market (Coinbase) of $42,533.28 on December 31, 2023.

As of December 31, 2022, the Trust had a net closing balance of 632,041.52945742 Bitcoin with a value of $10,463,820,425, based on the Index Price of $16,555.59 on December 31, 2022 (non-GAAP methodology). As of December 31, 2022, the total market value of the Trust’s Bitcoin was $10,464,262,854 based on the price of one Bitcoin on the principal market (Coinbase) of $16,556.29 on December 31, 2022.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price”.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2020 to December 31, 2024. During such period, the Index Price has ranged from $4,941.00 to $106,734.51, with the straight average being $36,295.59 through December 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$11,103.62	$29,185.50	12/31/2020	$4,941.00	3/16/2020	$29,185.50	$29,185.50
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.56	$47,980.44	3/28/2022	$15,768.02	11/21/2022	$16,555.59	$16,560.94
Twelve months ended December 31, 2023	$28,834.78	$44,393.18	12/8/2023	$16,598.96	1/1/2023	$42,536.63	$42,022.91
Twelve months ended December 31, 2024	$65,912.46	$106,734.51	12/17/2024	$39,161.76	1/23/2024	$93,413.90	$93,413.90
January 1, 2020 to December 31, 2024	$36,295.59	$106,734.51	12/17/2024	$4,941.00	3/16/2020	$93,413.90	$93,413.90

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of Bitcoin has ranged from $4,950.39 to $106,726.24, with the straight average being $36,295.60 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$11,103.80	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	$29,185.05
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
Twelve months ended December 31, 2024	$65,911.03	$106,726.24	12/17/2024	$39,120.89	1/23/2024	$93,390.22	$93,390.22
January 1, 2020 to December 31, 2024	$36,295.60	$106,726.24	12/17/2024	$4,950.39	3/16/2020	$93,390.22	$93,390.22

Secondary Market Trading

On January 10, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust, which began trading on NYSE Arca under the symbol “GBTC” on January 11, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). Historically, the Trust’s Shares have been quoted on OTCQX under the symbol “GBTC” from March 26, 2015 through January 10, 2024. The price of the Shares as quoted on OTCQX has varied significantly from the Trust’s NAV per Share. From May 5, 2015 to January 11, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 142%, the average premium was 37%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 49%, and the average discount was 25%. As of January 10, 2024, the Trust’s Shares were quoted on OTCQX at a discount of 1.90% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters from January 1, 2022 through January 10, 2024.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
2022
First quarter	$34.66	$44.47	$44.47	$24.11	$32.84	$32.83
Second quarter	$32.13	$43.01	$43.02	$12.06	$16.63	$16.64
Third quarter	$15.58	$22.45	$22.45	$11.20	$17.26	$17.27
Fourth quarter	$12.52	$19.53	$19.53	$7.80	$14.42	$14.43
2023
First quarter	$16.36	$25.86	$25.86	$8.20	$15.15	$15.15
Second quarter	$19.55	$27.95	$27.94	$13.11	$23.01	$23.00
Third quarter	$21.38	$28.61	$28.60	$17.00	$22.52	$22.51
Fourth quarter	$36.91	$39.80	$39.77	$19.45	$23.99	$24.00
2024
First quarter(3)	$40.50	$41.87	$41.86	$35.55	$38.24	$38.24

(1)
The Principal Market NAV is calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV.”
(3)
As of January 11, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “GBTC”. Therefore, this represents the period from January 1, 2024 through January 10, 2024.

As of January 11, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “GBTC,” following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). From January 11, 2024 to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.68%, the average premium was 0.08%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 1.56%, and the average discount was 0.10%. As of December 31, 2024, the last business day of the period, the Trust’s Shares were listed on NYSE Arca at a discount of 0.10% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by NYSE Arca, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters from January 11, 2024 through December 31, 2024.

	High			Low
	NYSE Arca	Principal Market NAV per Share(1)	NAV per Share(2)	NYSE Arca	Principal Market NAV per Share(1)	NAV per Share(2)
2024
First quarter(3)	$65.58	$65.58	$65.53	$34.88	$34.97	$35.00
Second quarter	$63.96	$63.93	$63.86	$50.64	$50.63	$50.72
Third quarter	$60.56	$60.58	$60.56	$42.60	$42.62	$42.64
Fourth quarter	$84.71	$84.70	$84.71	$47.49	$47.49	$47.49
(1)
The Principal Market NAV is calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Market that the Trust considers its principal market, which since December 31, 2016 is Coinbase. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV.”
(3)
As of January 11, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “GBTC”. Therefore, this represents the period from January 11, 2024 through March 31, 2024.

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to December 31, 2024 and the Trust’s NAV per Share from January 11, 2024 to December 31, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to December 31, 2024 divided by the Trust’s NAV per Share from January 11, 2024 to December 31, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2024.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2024 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024 GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From and after January 1, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which is the sole managing member of GSO and an indirect subsidiary of DCG, has a board of directors (each such board of directors, the “Board”). The Board consists of Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Mr. McGee and Hugh Ross, Chief Operating Officer of the Sponsor.

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

During the year ended December 31, 2024, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH. The members of the Board of GSOIH are the same as the members of the Board of GSI prior to the Reorganization. Additionally, the former Audit Committee of GSI was reconstituted at GSIS. The members of the Audit Committee of GSIS are the same as the members of the Audit Committee of GSI prior to the Reorganization. From and after January 1, 2025, any references to the Board in this section refer to the Board of GSOIH and any references to the Audit Committee in this section refer to the Audit Committee of GSIS.

Mark Shifke, Chairman of the Board

Mark Shifke, 65, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 49, is Senior Vice President of Strategy & Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 56, has been the Chief Executive Officer of the Sponsor and has served as a director of the Sponsor since August 2024. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 41, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 57, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 24, 2025.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)	*	* %
Directors & Executive Officers of the Sponsor:(2)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 24, 2025, DCG did not purchase any Shares of the Trust under this authorization.
(2)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

DCG is (i) the sole equity holder and indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Bitcoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the Bitcoin Network should be considered the “true” Bitcoin Network, could be adverse to positions that would most benefit the Trust.

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

Authorized Participants

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. From October 3, 2022 through January 10, 2024, Grayscale Securities, an affiliate of the Trust and the Sponsor, was the Authorized Participant. Effective January 11, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC and Goldman Sachs & Co. LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade Bitcoin for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the year ended December 31, 2024, and Marcum LLP (“Marcum”), for the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023
Audit fees	$286,000	$350,303
Total	$286,000	$350,303

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum, for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2024, are made by the Sponsor’s Board of Directors and Audit Committee. From and after January 1, 2025, such determinations are made by the Board of Directors of GSOIH and the Audit Committee of GSIS.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

4.1	Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on March 18, 2024).

4.2	Amendment No. 1 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on March 18, 2024).

4.3	Amendment No. 2 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on May 7, 2024).

4.4	Amendment No. 3 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on November 4, 2024).

4.5	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to the Seventh Amended and Restated Declaration of Trust and Trust Agreement).

4.6	Form of Participant Agreement (incorporated by reference to Exhibit 4.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

4.7*	Description of Registrant’s Securities.

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

10.5†*	Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider.

10.6

Marketing Agent Agreement, dated August 18, 2022, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

10.7

Amendment No. 1 to the Marketing Agreement, dated January 15, 2024, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by the Registrant on February 23, 2024).

Exhibit Number	Exhibit Description
10.8

Transfer Agency and Service Agreement, dated November 16, 2023, between the Trust and the Transfer Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

10.9

Co-Transfer Agency Agreement, dated November 16, 2023, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

10.10	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on January 3, 2025).

10.11	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Registrant on January 3, 2025).

10.12	Foreside Assignment Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Registrant on January 3, 2025).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Actual Execution Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant.

“Additional Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of additional cash required to be delivered by the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Redemption Cash”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount of additional cash to be delivered to the Authorized Participant in the event the price realized in disposing the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

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

“AML”—Anti-money laundering.

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

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of Bitcoin required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Bitcoin (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Binance”—Binance Holdings Ltd.

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

“Bitcoin Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network. See “Item 1. Business—Overview of the Bitcoin Industry and Market”.

“Bitcoin SegWit2X”—A type of digital asset based on an open source cryptographic protocol existing on the Bitcoin SegWit2X network, which came into existence following the Bitcoin hard fork on December 28, 2017.

“Blockchain” or “Bitcoin Blockchain”—The public transaction ledger of the Bitcoin Network on which transactions in Bitcoin are recorded.

“Cash Account”—The segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving cash from Authorized Participants in connection with creations of Shares and distributing cash to Authorized Participants in connection with redemptions of Shares.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Bitcoin. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Co-Transfer Agent”—Continental Stock Transfer & Trust Company.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust upon deposit of the Basket Amount required for each such Creation Basket.

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

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“DCM”—A designated contract market, which is a board of trade (commonly referred to as an exchange) that operates under the regulatory oversight of the CFTC.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell Bitcoin based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of Bitcoin, which consists of transactions on electronic Digital Asset Trading Platforms.

“Distribution Date”—July 31, 2024, the distribution date of the shares of the BTC Trust to the Trust’s shareholders in the Initial Distribution.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

“Excess Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of excess cash to be returned to the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which served as the Authorized Participant from October 3, 2022 through January 10, 2024.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation formed in connection with the Reorganization which is the sole managing member of GSO, and an indirect subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Bitcoin Price Index (XBX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

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

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Bitcoin. In common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Bitcoin in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“IRAs”—Individual retirement accounts.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“ISG”—The Intermarket Surveillance Group.

“KYC”—Know-your-customer.

“Layer 1”—The underlying smart contract platform blockchain on which Bitcoin functions.

“Layer 2”—Protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

“Liquidity Engager”—Until December 31, 2024, Grayscale Investments, LLC, and on or after January 1, 2025, Grayscale Investments Sponsors, LLC, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Bitcoin in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated August 18, 2022. and amended on January 15, 2024, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

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

“Non-ERISA Arrangements”—Government plans, non-U.S. plans and certain church plans, which are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under Similar Laws.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent, that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Plan Asset Regulations”—The Department of Labor’s regulations at section 2510.3-101, as amended by Section 3(42) of ERISA.

“Plans”—Employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code.

“Pre-Creation/Redemption Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

“Pre-Creation/Redemption Abandonment Notices”—A notice, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

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

“Record Date”—July 30, 2024, the record date for the Initial Distribution.

“Redemption Cash Shortfall”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount by which the cash to be delivered to the Authorized Participant is reduced in the event the price realized in disposing the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

“Required Redemption Cash”—The actual proceeds to the Trust from the liquidation of the Total Basket Amount.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Index”—The Coin Metrics Real-Time Rate.

“Secondary Index Price”—The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” for a description of how the Secondary Index Price is utilized when the Index Price is unavailable.

“Secondary Index Provider”—Coin Metrics Inc., a Delaware corporation that publishes the Secondary Index.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“Share Split”—A 91-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on January 26, 2018 to shareholders of record as of the close of business on January 22, 2018.

“Similar Laws”—Rules under other federal, state, local, non-U.S. or other applicable law that are similar to ERISA or Section 4975 of the Code.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC. was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

“Sponsor’s Fee”—A fee, payable in Bitcoin, which accrues daily in U.S. dollars at an annual rate of 1.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

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

“Trust”—Grayscale Bitcoin Trust ETF, a Delaware statutory trust, formed on September 13, 2013 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Seventh Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 15, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“UBTI”—Unrelated business taxable income.

“Uplisting Date”—January 11, 2024, the date on which the shares of Grayscale Bitcoin Trust ETF began trading on NYSE Arca as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Variable Fee”—An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Variable Fee Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Variable Fee Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the applicable Liquidity Provider.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors Director*

Date: February 27, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of GSO Intermediate Holdings Corporation, the sole managing member of Grayscale Operating, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment of Grayscale Bitcoin Trust ETF (the Trust) as of December 31, 2024, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence and rights over the investment in Bitcoin

As discussed in Notes 2 and 3 to the financial statements, the Trust accounts for its investment in Bitcoin at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2024, the fair value of the Trust’s investment in Bitcoin was $19.2 billion, with a respective cost basis of $2.9 billion.

We identified the evaluation of the existence of and the Trust’s rights to Bitcoin, including the risk that the Trust’s investment in Bitcoin may not be owned by the Trust, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in Bitcoin, as control and access over the Bitcoin was provided through private cryptographic keys stored using third-party custodial services. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Trust’s investment in Bitcoin and the Trust’s rights over its investment in Bitcoin, including controls over the comparison of the Trust’s records of Bitcoin held to the third-party custodial records. We involved information technology professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the safeguarding of digital assets process performed at the third-party custodian, specifically related to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investment in Bitcoin held with the third-party custodian as of December 31, 2024 and compared the results of the confirmation to the Trust’s record of its investment in Bitcoin. We compared the Trust’s record for a selection of on blockchain Bitcoin purchase and sale transactions to the records on the public blockchain using a software audit tool. We also obtained and assessed evidence that such transactions were appropriately authorized and that the Trust controlled the Bitcoin through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain. We also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF:

Opinion on Internal Control Over Financial Reporting

We have audited Grayscale Bitcoin Trust ETF's (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities, including the schedule of investment, of the Trust as of December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedule of investment, of Grayscale Bitcoin Trust ETF (the “Trust”) as of December 31, 2023, and the related statements of operations and changes in net assets for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, and the results of its operations for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Trust’s auditor from 2015 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York

February 23, 2024

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2024	2023
Assets:
Investment in Bitcoin, at fair value (cost $2,941,518 and $7,016,906 as of December 31, 2024 and 2023, respectively)	$19,182,244	$26,350,470
Total assets	$19,182,244	$26,350,470
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$19,182,244	$26,350,470
Shares issued and outstanding, no par value (unlimited Shares authorized)	258,950,100	692,370,100
Principal market net asset value per Share	$74.08	$38.06

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of Bitcoin and percentages)

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	205,398.85921873	$2,941,518	$19,182,244	100%
Total Investment		$2,941,518	$19,182,244	100%
Net assets		$2,941,518	$19,182,244	100%

December 31, 2023
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	619,525.92917020	$7,016,906	$26,350,470	100%
Net assets		$7,016,906	$26,350,470	100%

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	290,476	360,561	360,683
Net investment loss	(290,476)	(360,561)	(360,683)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	232,398	218,806	216,064
Net realized gain on investment in Bitcoin sold for redemption of Shares	17,830,575	-	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	1,410,878	-	-
Net change in unrealized appreciation on investment in Bitcoin	(3,092,838)	16,027,962	(18,967,171)
Net realized and unrealized gain (loss) on investment	16,381,013	16,246,768	(18,751,107)
Net increase (decrease) in net assets resulting from operations	$16,090,537	$15,886,207	$(19,111,790)
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(290,476)	$(360,561)	$(360,683)
Net realized gain on investment in Bitcoin sold to pay expenses	232,398	218,806	216,064
Net realized gain on investment in Bitcoin sold for redemption of Shares	17,830,575	-	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	1,410,878	-	-
Net change in unrealized appreciation on investment in Bitcoin	(3,092,838)	16,027,962	(18,967,171)
Net increase (decrease) in net assets resulting from operations	16,090,537	15,886,207	(19,111,790)
Decrease in net assets from capital share transactions:
Shares issued	790,709	-	-
Shares redeemed	(22,292,651)	-	-
Return of Capital(1)	(1,756,821)	-	-
Net decrease in net assets resulting from capital share transactions	(23,258,763)	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(7,168,226)	15,886,207	(19,111,790)
Net assets:
Beginning of year	26,350,470	10,464,263	29,576,053
End of year	$19,182,244	$26,350,470	$10,464,263
Change in Shares outstanding:
Shares outstanding at beginning of year	692,370,100	692,370,100	692,370,100
Shares issued	13,070,000	-	-
Shares redeemed	(446,490,000)	-	-
Net decrease in Shares	(433,420,000)	-	-
Shares outstanding at end of year	258,950,100	692,370,100	692,370,100
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENT OF CASH FLOWS

(Amounts in thousands)

Year Ended December 31, 2024(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$16,090,537
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Bitcoin(2)	$(782,238)
Proceeds from Bitcoin sold to pay redemptions(2)	22,268,957
Proceeds from Bitcoin sold to pay expenses	290,476
Net realized (gain) loss	(19,473,851)
Net change in unrealized appreciation on investment in Bitcoin	3,092,838
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$21,486,719

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$782,238
Payments for capital shares redeemed(2)	(22,268,957)
Net cash used in financing activities	$(21,486,719)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of year	-
Cash, end of year	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$290,476
Supplemental disclosure of noncash financing activities
Transfer of Bitcoin used for Initial Distribution (Return of Capital)(3)	$1,756,821
(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(3)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin tokens (“Bitcoin”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Bitcoin. Prior to January 11, 2024, the Trust did not operate a redemption program. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On January 10, 2024, in connection with the approval of the 19b-4 Application and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Bitcoin (or cash to acquire such amount of Bitcoin) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Bitcoin represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

As of December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao

Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Pyth Trust (PYTH), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Prior to January 11, 2024, shares of the Trust were also registered pursuant to Section 12(g) of the Exchange Act. The following investment products sponsored by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, was the only Authorized Participant from October 3, 2022 through January 10, 2024. On or after January 10, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, as of January 10, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective January 10, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the “Liquidity Engager,” will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Shares and delivering Bitcoin for the redemption of Shares and for the payment of the Sponsor’s Fee. For financial reporting purposes, unless otherwise disclosed herein, the Trust’s transactions are valued in accordance with the Trust’s principal market policy described below.

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions, or for payment of expenses in Bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Bitcoin	$19,182,244	$19,182,244	$-	$-

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Bitcoin	$26,350,470	$26,350,470	$-	$-

Recently Adopted Accounting Pronouncements

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

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024, 2023 and 2022 the Trust held 205,398.85921873, 619,525.92917020 and 632,041.52945742 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $93,390.22, $42,533.28 and $16,556.29 on December 31, 2024, 2023 and 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2022	644,809.96863835	$29,576,053
Bitcoin contributed	-	-
Bitcoin distributed for Sponsor’s Fee, related party	(12,768.43918093)	(360,683)
Net change in unrealized appreciation on investment in Bitcoin	-	(18,967,171)
Net realized gain on investment in Bitcoin	-	216,064
Ending balance at December 31, 2022	632,041.52945742	$10,464,263

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1. 2023	632,041.52945742	$10,464,263
Bitcoin contributed	-	-
Bitcoin distributed for Sponsor’s Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation on investment in Bitcoin	-	16,027,962
Net realized gain on investment in Bitcoin	-	218,806
Ending balance at December 31, 2023	619,525.92917020	$26,350,470

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1. 2024	619,525.92917020	$26,350,470
Bitcoin contributed	11,073.66100720	790,709
Bitcoin redeemed	(393,594.77212630)	(22,292,651)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor’s Fee, related party	(4,670.12129794)	(290,476)
Net change in unrealized appreciation on investment in Bitcoin	-	(3,092,838)
Net realized gain on investment in Bitcoin sold to pay expenses	-	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	17,830,575
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Ending balance at December 31, 2024	205,398.85921873	$19,182,244
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Bitcoin Mini Trust ETF

On July 19, 2024, the Sponsor of the Trust issued a press release announcing that the Sponsor, at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 30, 2024 (the “Record Date,” and such holders, the “GBTC Record Holders”) was entitled to receive shares (the “BTC Shares”) of Grayscale Bitcoin Mini Trust ETF (the “BTC Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of BTC Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 30, 2024.

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

For the year ended December 31, 2024, the Trust recognized a gain of $1,410,877,294 in connection with the Initial Distribution, which is included in net realized gain on investment in Bitcoin sold for redemption of Shares on the Statement of Operations. It is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution.

5. Creations and Redemptions of Shares

At December 31, 2024 and 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 and 0.0009 of one Bitcoin at December 31, 2024 and 2023, respectively. The decrease in the amount of Bitcoin represented by each Share is primarily a result of the Initial Distribution and the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

	Years Ended December 31,
	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	13,070,000	-
Shares redeemed	(446,490,000)	-
Net Change in Number of Shares Issued and Redeemed	(433,420,000)	-

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Activity in Value of Shares Issued and Redeemed:
Shares issued	$790,709	$-
Shares redeemed	(22,292,651)	-
Return of Capital(1)	(1,756,821)	-
Net Change in Value of Shares Issued and Redeemed	$(23,258,763)	$-
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

Bitcoin receivable represents the value of Bitcoin covered by contractually binding orders for the creation of Shares where the Bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Bitcoin receivable	$-	$-

Bitcoin payable represents the value of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	Years Ended December 31,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended December 31, 2024, 2023 and 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or 2023.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale and Grayscale Securities. As of December 31, 2024 and 2023, 121,509 and 131,794 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the year ended December 31, 2024, 2023 and 2022.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance Bitcoin in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoin into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoin in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the years ended December 31, 2024, 2023 and 2022, the Trust incurred Sponsor’s Fees of $290,474,905, $360,560,337 and $360,682,826, respectively. As of December 31, 2024 and 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2024, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through December 31, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From January 1, 2023 through December 31, 2024 DCG did not purchase any Shares of the Trust under this authorization.

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

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2024

(Amounts in thousands)

	Three Months Ended (unaudited)
	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	Year Ended December 31, 2024
Expenses
Sponsor’s Fee, related party	$94,878	$72,005	$55,761	$67,832	$290,476
Net investment loss	$(94,878)	$(72,005)	$(55,761)	$(67,832)	$(290,476)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	73,632	58,371	43,615	56,780	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	11,695,719	3,301,614	1,350,850	1,482,392	17,830,575
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	-	-	1,410,878	-	1,410,878
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	475,553	(6,206,788)	(2,430,044)	5,068,441	(3,092,838)
Net realized and unrealized gain (loss) on investment	12,244,904	(2,846,803)	375,299	6,607,613	16,381,013
Net increase (decrease) in net assets resulting from operations	$12,150,026	$(2,918,808)	$319,538	$6,539,781	$16,090,537
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

Fiscal Year Ended December 31, 2023

(Amounts in thousands)

	Three Months Ended (unaudited)
	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Dec-31, 2023	Year Ended December 31, 2023
Expenses
Sponsor’s Fee, related party	$71,085	$87,601	$88,407	$113,468	$360,561
Net investment loss	$(71,085)	$(87,601)	$(88,407)	$(113,468)	$(360,561)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin	35,868	52,169	52,764	78,005	218,806
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	7,475,264	1,131,742	(2,134,266)	9,555,222	16,027,962
Net realized and unrealized gain (loss) on investment	7,511,132	1,183,911	(2,081,502)	9,633,227	16,246,768
Net increase (decrease) in net assets resulting from operations	$7,440,047	$1,096,310	$(2,169,909)	$9,519,759	$15,886,207

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2024	2023	2022
Per Share Data:
Principal market net asset value, beginning of year	$38.06	$15.11	$42.72
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.82)	(0.52)	(0.52)
Net realized and unrealized gain (loss)(1)	36.84	23.47	(27.09)
Net increase (decrease) in net assets resulting from operations	36.02	22.95	(27.61)
Principal market net asset value, end of year	$74.08	$38.06	$15.11
Total return(1)	116.27%	151.89%	-64.63%
Ratios to average net assets:
Net investment loss	-1.52%	-2.00%	-2.00%
Expenses	-1.52%	-2.00%	-2.00%
(1)
Includes the impact of the Initial Distribution of 26,935.83753443 Bitcoin, representing 0.00008870 Bitcoin per Share, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

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

12. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on February 24, 2025, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $$93,977.16 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.