Form 10-Q
period 2025-03-31
Grayscale Bitcoin Trust ETF
filed 2025-05-02
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of Shares of the registrant outstanding as of April 28, 2025: 242,080,100

Grayscale® Bitcoin Trust ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 34.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	December 31, 2024
Assets:
Investment in Bitcoin, at fair value (cost $2,925,780 and $2,941,518 as of March 31, 2025 and December 31, 2024, respectively)	$15,948,122	$19,182,244
Total assets	$15,948,122	$19,182,244
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$15,948,122	$19,182,244
Shares issued and outstanding, no par value (unlimited Shares authorized)	244,780,100	258,950,100
Principal Market NAV per Share	$65.15	$74.08

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	193,442.23018809	$2,925,780	$15,948,122	100%
Total Investment		$2,925,780	$15,948,122	100%
Net assets			$15,948,122	100%

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	205,398.85921873	$2,941,518	$19,182,244	100%
Total Investment		$2,941,518	$19,182,244	100%
Net assets			$19,182,244	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	68,939	94,878
Net investment loss	(68,939)	(94,878)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	57,881	73,632
Net realized gain on investment in Bitcoin sold for redemption of Shares	1,029,931	11,695,719
Net change in unrealized appreciation on investment in Bitcoin	(3,218,384)	475,553
Net realized and unrealized (loss) gain on investment	(2,130,572)	12,244,904
Net (decrease) increase in net assets resulting from operations	$(2,199,511)	$12,150,026

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(68,939)	$(94,878)
Net realized gain on investment in Bitcoin sold to pay expenses	57,881	73,632
Net realized gain on investment in Bitcoin sold for redemption of Shares	1,029,931	11,695,719
Net change in unrealized appreciation on investment in Bitcoin	(3,218,384)	475,553
Net (decrease) increase in net assets resulting from operations	(2,199,511)	12,150,026

Decrease in net assets from capital share transactions:
Shares issued	192,570	79,244
Shares redeemed	(1,227,181)	(14,777,922)
Net decrease in net assets resulting from capital share transactions	(1,034,611)	(14,698,678)
Total decrease in net assets from operations and capital share transactions	(3,234,122)	(2,548,652)
Net assets:
Beginning of period	19,182,244	26,350,470
End of period	$15,948,122	$23,801,818
Change in Shares outstanding:
Shares outstanding at beginning of period	258,950,100	692,370,100
Shares issued	2,480,000	1,540,000
Shares redeemed	(16,650,000)	(317,940,000)
Net decrease in Shares	(14,170,000)	(316,400,000)
Shares outstanding at end of period	244,780,100	375,970,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities
Net (decrease) increase in net assets resulting from operations	$(2,199,511)	$12,150,026
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Bitcoin	$(197,029)	$(78,975)
Proceeds from Bitcoin sold to pay redemptions(1)	1,235,967	14,741,756
Proceeds from Bitcoin sold to pay expenses(1)	68,939	94,878
Net realized gain	(1,087,812)	(11,769,351)
Net change in unrealized appreciation on investment in Bitcoin	3,218,384	(475,553)
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash provided by operating activities	$1,038,938	$14,662,781

Cash used in financing activities
Proceeds from issuance of capital shares(1)	$197,029	$78,975
Payments for capital shares redeemed(1)	(1,235,967)	(14,741,756)
Net cash used in financing activities	$(1,038,938)	$(14,662,781)

Cash
Net increase (decrease) in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$68,939	$94,878
(1)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investments products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

The Trust conducts its transactions in Bitcoin, including receiving Bitcoin for the creation of Shares and delivering Bitcoin for the redemption of Shares and for the payment of the Sponsor’s Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

The cost basis of the Bitcoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Bitcoin at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in Bitcoin	$15,948,122	$15,948,122	$-	$-

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Bitcoin	$19,182,244	$19,182,244	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2025 and December 31, 2024, the Trust held 193,442.23018809 and 205,398.85921873 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $82,443.85 and $93,390.22 on March 31, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	619,525.92917020	$26,350,470
Bitcoin contributed	11,073.66100720	790,709
Bitcoin redeemed	(393,594.77212630)	(22,292,651)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor’s Fee, related party	(4,670.12129794)	(290,476)
Net change in unrealized appreciation on investment in Bitcoin	-	(3,092,838)
Net realized gain on investment in Bitcoin sold to pay expenses	-	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	17,830,575
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	1,965.72939387	192,570
Bitcoin redeemed	(13,185.34046936)	(1,227,181)
Bitcoin distributed for Sponsor’s Fee, related party	(737.01795515)	(68,939)
Net change in unrealized appreciation on investment in Bitcoin	-	(3,218,384)
Net realized gain on investment in Bitcoin sold to pay expenses	-	57,881
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	1,029,931
Ending balance as of March 31, 2025	193,442.23018809	15,948,122
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Bitcoin Mini Trust ETF

On July 19, 2024, the Sponsor of the Trust at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 30, 2024 (the “Record Date”) was entitled to receive shares (the “BTC Shares”) of Grayscale Bitcoin Mini Trust ETF (the “BTC Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of BTC Shares (such transactions collectively, the “Initial Distribution”).

On July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of the BTC Trust to shareholders of the Trust as of the Record Date and contributed to the BTC Trust an amount of Bitcoin equal to approximately 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin with a value of $1,756,821,047, as consideration and in exchange for 303,690,100 shares of the BTC Trust at $5.78 per share.

5. Creations and Redemptions of Shares

At March 31, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at March 31, 2025 and December 31, 2024. The decrease in the amount of Bitcoin represented by each Share is primarily a result of the periodic withdrawal of Bitcoin to pay the Sponsor’s Fee.

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

	Three Months Ended March 31,
	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,480,000	1,540,000
Shares redeemed	(16,650,000)	(317,940,000)
Net Change in Number of Shares Issued and Redeemed	(14,170,000)	(316,400,000)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$192,570	$79,244
Shares redeemed	(1,227,181)	(14,777,922)
Net Change in Value of Shares Issued and Redeemed	$(1,034,611)	$(14,698,678)

Bitcoin receivable represents the value of Bitcoin covered by contractually binding orders for the creation of Shares where the Bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2025	2024
Bitcoin receivable	$-	$-

Bitcoin payable represents the value of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2025	2024
Bitcoin payable	$-	$58,253

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

Accordingly, the Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2025: DCG, GSO, GSIS and Grayscale Securities. As of March 31, 2025 and December 31, 2024, 121,509 Shares of the Trust were held by related parties of the Trust.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $68,938,532 and $94,877,619, respectively. As of March 31, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2025 and 2024 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through March 31, 2025, DCG had not purchased any Shares of the Trust under this authorization

As previously described in Note 4, on July 31, 2024, the Trust completed its previously announced pro rata distribution of 303,690,100 shares of the BTC Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the BTC Trust an amount of Bitcoin equal to approximately 10% of the total Bitcoin held by the Trust as of the Record Date, equal to 26,935.83753443 Bitcoin, as consideration and in exchange for the issuance of shares of the BTC Trust.

8. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Bitcoin. Investing in Bitcoin is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the Bitcoin held by the Trust, and fluctuations in the price of Bitcoin could materially and adversely affect an investment in the Shares of the Trust. The price of Bitcoin has a limited history. During such history, Bitcoin prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Bitcoin, including, but not limited to, global Bitcoin supply and demand, theft of Bitcoin from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Even though the Trust only holds Bitcoin, these developments demonstrate the difficulty in applying the federal securities laws to digital assets generally, including Bitcoin. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$74.08	$38.06
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.27)	(0.18)
Net realized and unrealized (loss) gain	(8.66)	25.43
Net (decrease) increase in net assets resulting from operations	(8.93)	25.25
Principal Market NAV, end of period	$65.15	$63.31
Total return	-12.05%	66.34%
Ratios to average net assets:
Net investment loss	-1.50%	-1.56%
Expenses	-1.50%	-1.56%

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

11. Subsequent Events

As of the close of business on April 28, 2025, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $94,813.63 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

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

Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on January 11, 2024, the Shares quoted on OTCQX did not reflect the value of the Bitcoin held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

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

The cost basis of the Bitcoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Bitcoin at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2025	2024
Net realized and unrealized (loss) gain on investment in Bitcoin	$(2,130,572)	$12,244,904
Net (decrease) increase in net assets resulting from operations	$(2,199,511)	$12,150,026
Net assets(1)	$15,948,122	$23,801,818
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2025 was ($2,130,572), which includes a realized gain of $57,881 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,029,931 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of ($3,218,384). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $93,390.22 per Bitcoin as of December 31, 2024 to $82,443.85 per Bitcoin as of March 31, 2025. Net decrease in net assets resulting from operations was ($2,199,511) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $68,939. Net assets decreased to $15,948,122 at March 31, 2025, a 17% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 737 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 13,185 Bitcoin, with a value of $1,227,181 from the Trust, partially offset by the contribution of approximately 1,965 Bitcoin with a value of $192,570 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended March 31, 2024 was $12,244,904, which includes a realized gain of $73,632 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $11,695,719 on the sale of Bitcoin to meet redemptions and net change in unrealized appreciation on investment in Bitcoin of $475,553. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023, to $71,026.32 per Bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was $12,150,026 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $94,878. Net assets decreased to $23,801,818 at March 31, 2024, a 10% decrease for the three-month period. The decrease in net assets resulted from the withdrawal of approximately 1,844 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 283,124 Bitcoin, with a value of $14,777,922 from the Trust, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 1,375 Bitcoin with a value of $79,244 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended March 31,
	2025	2024
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoin:
Opening balance	205,399	619,526
Creations	1,965	1,375
Redemptions	(13,185)	(283,124)
Sponsor's Fee, related party	(737)	(1,844)
Closing balance	193,442	335,933
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	193,442	335,933
Number of Shares:
Opening balance	258,950,100	692,370,100
Creations	2,480,000	1,540,000
Redemptions	(16,650,000)	(317,940,000)
Closing balance	244,780,100	375,970,100

	As of March 31,
	2025	2024
Price of Bitcoin on principal market(1)	$82,443.85	$71,026.32
Principal Market NAV per Share(2)	$65.15	$63.31
Index Price(3)	$82,402.07	$71,023.65
NAV per Share(3)	$65.12	$63.31
(1)
The Trust performed an assessment of the principal market at March 31, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of March 31, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2025 were Coinbase, Bitstamp, Kraken, LMAX Digital, Crypto.com and Bullish. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

For accounting purposes prior to January 11, 2024, the Trust reflected creations and the Bitcoin receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Bitcoin for proceeds was received. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective January 11, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Bitcoin are delivered or removed from the Trust for settlement.

As of March 31, 2025, the Trust had a net closing balance of 193,442.23018809 Bitcoin with a value of $15,940,040,193 based on the Index Price of $82,402.07 on March 31, 2025 (non-GAAP methodology). As of March 31, 2025, the total market value of the Trust’s Bitcoin was $15,948,122,209 based on the price of a Bitcoin in the principal market (Coinbase) of $82,443.85 on March 31, 2025.

As of March 31, 2024, the Trust had a net closing balance of 335,112.65432080 Bitcoin (including the redemptions payable balance as of March 31, 2024) with a value of $23,800,923,871 based on the Index Price of $71,023.65 on March 31, 2024 (non-GAAP methodology). As of March 31, 2024, the total market value of the Trust’s Bitcoin was $23,801,818,622, based on the price of a Bitcoin in the principal market (Coinbase) of $71,026.32 on March 31, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to March 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Apr-14
Oct-14
May-15
Dec-15
Jun-16
Jan-17
Jul-17
Feb-18
Aug-18
Mar-19
Oct-19
Apr-20
Nov-20
May-21
Dec-21
Jun-22
Jan-23
Aug-23
Feb-24
Sep-24
Mar-25
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from April 1, 2020 to March 31, 2025. During such period, the Index Price has ranged from $6,212.24 to $106,734.51, with the straight average being $40,506.76 through March 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$20,225.08	$61,593.93	3/13/2021	$6,212.24	4/1/2020	$58,592.37	$58,592.37
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,647.24	$46,425.74	4/3/2022	$15,768.02	11/21/2022	$28,464.50	$28,464.50
Twelve months ended March 31, 2024	$36,445.28	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$71,023.65	$70,856.88
Twelve months ended March 31, 2025	$75,776.85	$106,734.51	12/17/2024	$53,461.36	8/5/2024	$82,402.07	$82,402.07
April 1, 2020 to March 31, 2025	$40,506.76	$106,734.51	12/17/2024	$6,212.24	4/1/2020	$82,402.07	$82,402.07

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from April 1, 2020 to March 31, 2025. During such period, the price of Bitcoin has ranged from $6,214.99 to $106,726.24, with the straight average being $40,507.03 through March 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$20,226.28	$61,607.76	3/13/2021	$6,214.99	4/1/2020	$58,601.27	$58,601.27
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97
Twelve months ended March 31, 2025	$75,777.36	$106,726.24	12/17/2024	$53,469.64	8/5/2024	$82,443.85	$82,443.85
April 1, 2020 to March 31, 2025	$40,507.03	$106,726.24	12/17/2024	$6,214.99	4/1/2020	$82,443.85	$82,443.85

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to March 31, 2025 and the Trust’s NAV per Share from January 11, 2024 to March 31, 2025.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to March 31, 2025 divided by the Trust’s NAV per Share from January 11, 2024 to March 31, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey's motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a Notice of Appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. The Sponsor and the Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2025:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
January 1, 2025 - January 31, 2025	-	$-	-	$428.2
February 1, 2025 - February 28, 2025	-	-	-	428.2
March 1, 2025 - March 31, 2025	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. From March 10, 2021 through March 31, 2023, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through April 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,665 Baskets (16,650,000 Shares) during the quarter ended March 31, 2025:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)

January 1, 2025 - January 31, 2025	6,810,000	$78.19
February 1, 2025 - February 28, 2025	5,820,000	74.64
March 1, 2025 - March 31, 2025	4,020,000	66.94
Total	16,650,000	$74.23

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

“BTC Trust”—Grayscale Bitcoin Mini Trust ETF.

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

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“CUTPA”—The Connecticut Unfair Trade Practices Act.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of GSO.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“Initial Distribution”—The contribution by the Trust of 26,935.83753443 Bitcoin to the BTC Trust, in exchange for 303,690,100 newly created shares of the BTC Trust, which were distributed on July 31, 2024 to the Trust’s shareholders as of the Record Date, pro rata based on a 1:1 ratio.

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

“KYC”—Know-your-customer.

“Liquidity Engager”—Until December 31, 2024, GSI, and on or after January 1, 2025, GSIS, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Bitcoin in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated August 18, 2022. and amended on January 15, 2024, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

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

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of the OTC Markets Group Inc.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSI was the sponsor of the Trust before January 1, 2025, GSO is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 2, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.