Form 10-Q
period 2025-06-30
Grayscale Bitcoin Trust ETF
filed 2025-08-01
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-41906

Grayscale Bitcoin Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Number of Shares of the registrant outstanding as of July 28, 2025: 231,290,100

Grayscale® Bitcoin Trust ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor,” as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2025	December 31, 2024
Assets:
Investment in Bitcoin, at fair value (cost $2,934,730 and $2,941,518 as of June 30, 2025 and December 31, 2024, respectively)	$19,945,117	$19,182,244
Total assets	$19,945,117	$19,182,244
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$19,945,117	$19,182,244
Shares issued and outstanding, no par value (unlimited Shares authorized)	235,100,100	258,950,100
Principal Market NAV per Share	$84.84	$74.08

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	185,098.71230544	$2,934,730	$19,945,117	100%
Total Investment		$2,934,730	$19,945,117	100%
Net assets			$19,945,117	100%

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	205,398.85921873	$2,941,518	$19,182,244	100%
Total Investment		$2,941,518	$19,182,244	100%
Net assets			$19,182,244	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	69,337	72,005	138,276	166,883
Net investment loss	(69,337)	(72,005)	(138,276)	(166,883)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	58,324	58,371	116,205	132,003
Net realized gain on investment in Bitcoin sold for redemption of Shares	743,166	3,301,614	1,773,097	14,997,333
Net change in unrealized appreciation on investment in Bitcoin	3,988,046	(6,206,788)	769,662	(5,731,235)
Net realized and unrealized gain (loss) on investment	4,789,536	(2,846,803)	2,658,964	9,398,101
Net increase (decrease) in net assets resulting from operations	$4,720,199	$(2,918,808)	$2,520,688	$9,231,218

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(69,337)	$(72,005)	$(138,276)	$(166,883)
Net realized gain on investment in Bitcoin sold to pay expenses	58,324	58,371	116,205	132,003
Net realized gain on investment in Bitcoin sold for redemption of Shares	743,166	3,301,614	1,773,097	14,997,333
Net change in unrealized appreciation on investment in Bitcoin	3,988,046	(6,206,788)	769,662	(5,731,235)
Net increase (decrease) in net assets resulting from operations	4,720,199	(2,918,808)	2,520,688	9,231,218

Decrease in net assets from capital share transactions:
Shares issued	165,628	245,263	358,198	324,507
Shares redeemed	(888,832)	(4,052,201)	(2,116,013)	(18,830,123)
Net decrease in net assets resulting from capital share transactions	(723,204)	(3,806,938)	(1,757,815)	(18,505,616)
Total increase (decrease) in net assets from operations and capital share transactions	3,996,995	(6,725,746)	762,873	(9,274,398)
Net assets:
Beginning of period	15,948,122	23,801,818	19,182,244	26,350,470
End of period	$19,945,117	$17,076,072	$19,945,117	$17,076,072
Change in Shares outstanding:
Shares outstanding at beginning of period	244,780,100	375,970,100	258,950,100	692,370,100
Shares issued	2,210,000	4,120,000	4,690,000	5,660,000
Shares redeemed	(11,890,000)	(69,580,000)	(28,540,000)	(387,520,000)
Net decrease in Shares	(9,680,000)	(65,460,000)	(23,850,000)	(381,860,000)
Shares outstanding at end of period	235,100,100	310,510,100	235,100,100	310,510,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities
Net increase in net assets resulting from operations	$2,520,688	$9,231,218
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Bitcoin(1)	$(359,475)	$(321,084)
Proceeds from Bitcoin sold to pay redemptions(1)	2,121,087	18,808,734
Proceeds from Bitcoin sold to pay expenses	138,276	166,883
Net realized gain	(1,889,302)	(15,129,336)
Net change in unrealized appreciation on investment in Bitcoin	(769,662)	5,731,235
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash provided by operating activities	$1,761,612	$18,487,650

Cash used in financing activities:
Proceeds from issuance of capital shares(1)	$359,475	$321,084
Payments for capital shares redeemed(1)	(2,121,087)	(18,808,734)
Net cash used in financing activities	$(1,761,612)	$(18,487,650)

Cash:
Net increase (decrease) in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$138,276	$166,883
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

GRAYSCALE BITCOIN TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. In general, the Trust holds Bitcoin tokens (“Bitcoin”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Bitcoin. Prior to January 11, 2024, the Trust did not operate a redemption program. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on January 11, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On January 10, 2024, in connection with the approval of the 19b-4 Application and the effectiveness of the registration statement on Form S-3, as amended, Grayscale Investments, LLC (“GSI”) authorized the commencement of a redemption program. Effective January 11, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor (as defined below), but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Bitcoin (or cash to acquire such amount of Bitcoin) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Bitcoin represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, less the Trust’s expenses and other liabilities.

GSI, the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investment in Bitcoin	$19,945,117	$19,945,117	$-	$-

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Bitcoin	$19,182,244	$19,182,244	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2025 and December 31, 2024, the Trust held 185,098.71230544 and 205,398.85921873 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $107,753.95 on June 30, 2025, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com). The Trust determined the fair value per Bitcoin to be $93,390.22 on December 31, 2024, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

Historically, the Trust considered Coinbase to be its principal market. The Trust performed an assessment of the principal market at June 30, 2025 and identified a change in the principal market from Coinbase to Crypto.com. The change in principal market was effective June 30, 2025.

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	619,525.92917020	$26,350,470
Bitcoin contributed	11,073.66100720	790,709
Bitcoin redeemed	(393,594.77212630)	(22,292,651)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor’s Fee, related party	(4,670.12129794)	(290,476)
Net change in unrealized appreciation on investment in Bitcoin	-	(3,092,838)
Net realized gain on investment in Bitcoin sold to pay expenses	-	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	17,830,575
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	3,710.10940106	358,198
Bitcoin redeemed	(22,569.18287906)	(2,116,013)
Bitcoin distributed for Sponsor’s Fee, related party	(1,441.07343529)	(138,276)
Net change in unrealized appreciation on investment in Bitcoin	-	769,662
Net realized gain on investment in Bitcoin sold to pay expenses	-	116,205
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	1,773,097
Ending balance as of June 30, 2025	185,098.71230544	$19,945,117
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

5. Creations and Redemptions of Shares

At June 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both June 30, 2025 and December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,210,000	4,120,000	4,690,000	5,660,000
Shares redeemed	(11,890,000)	(69,580,000)	(28,540,000)	(387,520,000)
Net Change in Number of Shares Issued and Redeemed	(9,680,000)	(65,460,000)	(23,850,000)	(381,860,000)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$165,628	$245,263	$358,198	$324,507
Shares redeemed	(888,832)	(4,052,201)	(2,116,013)	(18,830,123)
Net Change in Value of Shares Issued and Redeemed	$(723,204)	$(3,806,938)	$(1,757,815)	$(18,505,616)

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

	As of June 30,
(Amounts in thousands)	2025	2024
Bitcoin payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2025: DCG, GSO, GSIS and Grayscale Securities. As of June 30, 2025 and December 31, 2024, 21,192 and 121,509 Shares of the Trust were held by related parties of the Trust, respectively.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $69,337,040 and $72,006,267, respectively. For the six months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $138,275,555 and $166,883,886, respectively. As of June 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2025 and 2024 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through June 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities, and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

To the extent a private key, held by the Custodian, required to access an address on the Bitcoin Network holding Bitcoin is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Bitcoin controlled by the private key and the private key will not be capable of being restored by the Bitcoin Network. The processes by which Bitcoin transactions are settled are dependent on the Bitcoin peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Bitcoin.

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

9. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$65.15	$63.31	$74.08	$38.06
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.29)	(0.22)	(0.56)	(0.39)
Net realized and unrealized gain (loss)	19.98	(8.10)	11.32	17.32
Net increase (decrease) in net assets resulting from operations	19.69	(8.32)	10.76	16.93
Principal Market NAV, end of period	$84.84	$54.99	$84.84	$54.99
Total return	30.22%	-13.14%	14.52%	44.48%
Ratios to average net assets:
Net investment loss	-1.50%	-1.50%	-1.50%	-1.53%
Expenses	-1.50%	-1.50%	-1.50%	-1.53%

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

11. Subsequent Events

As of the close of business on July 28, 2025, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $118,063.43 per Bitcoin.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS became the sole remaining Sponsor of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized gain (loss) on investment in Bitcoin	$4,789,536	$(2,846,803)	$2,658,964	$9,398,101
Net increase (decrease) in net assets resulting from operations	$4,720,199	$(2,918,808)	$2,520,688	$9,231,218
Net assets(1)	$19,945,117	$17,076,072	$19,945,117	$17,076,072
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2025 was $4,789,536, which includes a realized gain of $58,324 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $743,166 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $3,988,046. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $82,443.85 per Bitcoin as of March 31, 2025, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $4,720,199 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $69,337. Net assets increased to $19,945,117 at June 30, 2025, a 25% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,745 Bitcoin with a value of $165,628 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 704 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 9,384 Bitcoin, with a value of $888,832 from the Trust.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2024 was ($2,846,803), which includes a realized gain of $58,371 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $3,301,614 on the sale of Bitcoin to meet redemptions and net change in unrealized appreciation on investment in Bitcoin of ($6,206,788). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $71,026.32 per Bitcoin as of March 31, 2024, to $61,929.29 per Bitcoin as of June 30, 2024. Net decrease in net assets resulting from operations was ($2,918,808) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $72,005. Net assets decreased to $17,076,072 at June 30, 2024, a 28% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 1,098 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 61,946 Bitcoin, with a value of $4,052,201 from the Trust, partially offset by the contribution of approximately 3,666 Bitcoin with a value of $245,263 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2025 was $2,658,964, which includes a realized gain of $116,205 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,773,097 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $769,662. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $2,520,688 for the six months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $138,276. Net assets increased to $19,945,117 at June 30, 2025, a 4% increase for the six-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 3,710 Bitcoin with a value of $358,198 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,441 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 22,569 Bitcoin, with a value of $2,116,013 from the Trust.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2024 was $9,398,101, which includes a realized gain of $132,003 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $14,997,333 on the sale of Bitcoin to meet redemptions and net change in unrealized appreciation on investment in Bitcoin of ($5,731,235). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023, to $61,929.29 per Bitcoin as of June 30, 2024. Net increase in net assets resulting from operations was $9,231,218 for the six months ended June 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $166,883. Net assets decreased to $17,076,072 at June 30, 2024, a 35% decrease for the six-month period. The decrease in net assets resulted from the withdrawal of approximately 2,942 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 345,890 Bitcoin, with a value of $18,830,123 from the Trust, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 5,041 Bitcoin with a value of $324,507 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoin:
Opening balance	193,442	335,113	205,399	619,526
Creations	1,745	3,666	3,710	5,041
Redemptions	(9,384)	(61,946)	(22,569)	(345,890)
Sponsor's Fee, related party	(704)	(1,098)	(1,441)	(2,942)
Closing balance	185,099	275,735	185,099	275,735
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	185,099	275,735	185,099	275,735
Number of Shares:
Opening balance	244,780,100	375,970,100	258,950,100	692,370,100
Creations	2,210,000	4,120,000	4,690,000	5,660,000
Redemptions	(11,890,000)	(69,580,000)	(28,540,000)	(387,520,000)
Closing balance	235,100,100	310,510,100	235,100,100	310,510,100

	As of June 30,
	2025	2024
Price of Bitcoin on principal market(1)	$107,753.95	$61,929.29
Principal Market NAV per Share(2)	$84.84	$54.99
Index Price(3)	$107,786.57	$61,930.73
NAV per Share(3)	$84.86	$54.99
(1)
The Trust performed an assessment of the principal market at June 30, 2025 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at June 30, 2024 and identified the principal market as Coinbase.
(2)
As of June 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of June 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. On June 22, 2025, the Index Provider added Bitfinex to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2025 were Coinbase, Bitstamp, Kraken, LMAX Digital, Crypto.com, Bitfinex and Bullish. The Digital Asset Trading Platforms included in the Index as of June 30, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of June 30, 2025, the Trust had a net closing balance of 185,098.71230544 Bitcoin with a value of $19,951,155,311 based on the Index Price of $107,786.57 on June 30, 2025 (non-GAAP methodology). As of June 30, 2025, the total market value of the Trust’s Bitcoin was $19,945,117,391 based on the price of one Bitcoin in the principal market (Crypto.com) of $107,753.95 on June 30, 2025.

As of June 30, 2024, the Trust had a net closing balance of 275,734.98616801 Bitcoin with a value of $17,076,468,980 based on the Index Price of $61,930.73 on June 30, 2024 (non-GAAP methodology). As of June 30, 2024, the total market value of the Trust’s Bitcoin was $17,076,071,922, based on the price of one Bitcoin in the principal market (Coinbase) of $61,929.29 on June 30, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to June 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 1, 2020 to June 30, 2025. During such period, the Index Price has ranged from $9,032.59 to $111,226.68, with the straight average being $44,989.39 through June 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$29,666.38	$63,472.70	4/15/2021	$9,032.59	7/5/2020	$34,759.99	$34,759.99
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.04	$30,903.22	6/23/2023	$15,768.02	11/21/2022	$30,398.50	$30,398.50
Twelve months ended June 30, 2024	$45,782.40	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$61,930.73	$59,955.97
Twelve months ended June 30, 2025	$84,012.30	$111,226.68	5/22/2025	$53,461.36	8/5/2024	$107,786.57	$107,786.57
July 1, 2020 to June 30, 2025	$44,989.39	$111,226.68	5/22/2025	$9,032.59	7/5/2020	$107,786.57	$107,786.57

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from July 1, 2020 to June 30, 2025. During such period, the price of Bitcoin has ranged from $9,031.09 to $111,241.94, with the straight average being $44,989.71 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$29,667.40	$63,466.92	4/15/2021	$9,031.09	7/5/2020	$34,764.81	$34,764.81
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
Twelve months ended June 30, 2025	$84,013.67	$111,241.94	5/22/2025	$53,469.64	8/5/2024	$107,753.95	$107,753.95
July 1, 2020 to June 30, 2025	$44,989.71	$111,241.94	5/22/2025	$9,031.09	7/5/2020	$107,753.95	$107,753.95

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to June 30, 2025 and the Trust’s NAV per Share from January 11, 2024 to June 30, 2025.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to June 30, 2025 divided by the Trust’s NAV per Share from January 11, 2024 to June 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor or former Co-Sponsor of the Trust until May 3, 2025, as applicable, was a party to certain legal proceedings during the period covered by this report.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of the Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a notice of appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. On May 12, 2025, Osprey withdrew the action and the appeal.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2025:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
April 1, 2025 - April 30, 2025	-	$-	-	$428.2
May 1, 2025 - May 31, 2025	-	-	-	428.2
June 1, 2025 - June 30, 2025	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2023, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through July 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,189 Baskets (11,890,000 Shares) during the three months ended June 30, 2025:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)

April 1, 2025 - April 30, 2025	4,850,000	$65.29
May 1, 2025 - May 31, 2025	6,270,000	80.67
June 1, 2025 - June 30, 2025	770,000	81.31
Total	11,890,000	$74.44

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

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

“Investment Company Act”—Investment Company Act of 1940, as amended.

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

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Bitcoin in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated August 18, 2022 and amended on January 15, 2024, with Foreside Fund Services, LLC.

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

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Bitcoin Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

Date: August 1, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.