Form 10-Q
period 2025-09-30
Grayscale Bitcoin Trust ETF
filed 2025-11-05
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 218,820,100

Grayscale® Bitcoin Trust ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 35.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in Bitcoin, at fair value (cost $2,913,223 and $2,941,518 as of September 30, 2025 and December 31, 2024, respectively)	$20,199,306	$19,182,244
Total assets	$20,199,306	$19,182,244
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$20,199,306	$19,182,244
Shares issued and outstanding, no par value (unlimited Shares authorized)	225,110,100	258,950,100
Principal Market NAV per Share	$89.73	$74.08

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	176,564.29142426	$2,913,223	$20,199,306	100%
Total Investment		$2,913,223	$20,199,306	100%
Net assets			$20,199,306	100%

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	205,398.85921873	$2,941,518	$19,182,244	100%
Total Investment		$2,941,518	$19,182,244	100%
Net assets			$19,182,244	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	77,959	55,761	216,235	222,644
Net investment loss	(77,959)	(55,761)	(216,235)	(222,644)
Net realized and unrealized gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	66,893	43,615	183,098	175,618
Net realized gain on investment in Bitcoin sold for redemption of Shares	890,918	1,350,850	2,664,015	16,348,183
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	-	1,410,878	-	1,410,878
Net change in unrealized appreciation on investment in Bitcoin	275,695	(2,430,044)	1,045,357	(8,161,279)
Net realized and unrealized gain on investment	1,233,506	375,299	3,892,470	9,773,400
Net increase in net assets resulting from operations	$1,155,547	$319,538	$3,676,235	$9,550,756
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase in net assets from operations:
Net investment loss	$(77,959)	$(55,761)	$(216,235)	$(222,644)
Net realized gain on investment in Bitcoin sold to pay expenses	66,893	43,615	183,098	175,618
Net realized gain on investment in Bitcoin sold for redemption of Shares	890,918	1,350,850	2,664,015	16,348,183
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	-	1,410,878	-	1,410,878
Net change in unrealized appreciation on investment in Bitcoin	275,695	(2,430,044)	1,045,357	(8,161,279)
Net increase in net assets resulting from operations	1,155,547	319,538	3,676,235	9,550,756

Decrease in net assets from capital share transactions:
Shares issued	135,529	116,077	493,727	440,584
Shares redeemed	(1,036,887)	(1,717,011)	(3,152,900)	(20,547,134)
Return of Capital(1)	-	(1,756,821)	-	(1,756,821)
Net decrease in net assets resulting from capital share transactions	(901,358)	(3,357,755)	(2,659,173)	(21,863,371)
Total increase (decrease) in net assets from operations and capital share transactions	254,189	(3,038,217)	1,017,062	(12,312,615)
Net assets:
Beginning of period	19,945,117	17,076,072	19,182,244	26,350,470
End of period	$20,199,306	$14,037,855	$20,199,306	$14,037,855
Change in Shares outstanding:
Shares outstanding at beginning of period	235,100,100	310,510,100	258,950,100	692,370,100
Shares issued	1,510,000	2,180,000	6,200,000	7,840,000
Shares redeemed	(11,500,000)	(34,880,000)	(40,040,000)	(422,400,000)
Net decrease in Shares	(9,990,000)	(32,700,000)	(33,840,000)	(414,560,000)
Shares outstanding at end of period	225,110,100	277,810,100	225,110,100	277,810,100
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities
Net increase in net assets resulting from operations	$3,676,235	$9,550,756
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Bitcoin(1)	$(495,085)	$(440,584)
Proceeds from Bitcoin sold to pay redemptions(1)	3,145,493	20,547,134
Proceeds from Bitcoin sold to pay expenses	216,235	222,644
Net realized gain	(2,847,113)	(17,934,679)
Net change in unrealized appreciation on investment in Bitcoin	(1,045,357)	8,161,279
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash provided by operating activities	$2,650,408	$20,106,550

Cash used in financing activities:
Proceeds from issuance of capital shares(1)	$495,085	$440,584
Payments for capital shares redeemed(1)	(3,145,493)	(20,547,134)
Net cash used in financing activities	$(2,650,408)	$(20,106,550)

Cash:
Net increase (decrease) in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$216,235	$222,644
Supplemental disclosure of noncash financing activities
Transfer of Bitcoin used for Initial Distribution (Return of Capital)(2)	$-	$1,756,821
(1)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(2)
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

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

Effective January 11, 2024, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Bitcoin holdings.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in Bitcoin	$20,199,306	$20,199,306	$-	$-
December 31, 2024
Assets
Investment in Bitcoin	$19,182,244	$19,182,244	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 176,564.29142426 and 205,398.85921873 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $114,401.99 on September 30, 2025, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com). The Trust determined the fair value per Bitcoin to be $93,390.22 on December 31, 2024, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2023	619,525.92917020	$26,350,470
Bitcoin contributed	11,073.66100720	790,709
Bitcoin redeemed	(393,594.77212630)	(22,292,651)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor’s Fee, related party	(4,670.12129794)	(290,476)
Net change in unrealized appreciation on investment in Bitcoin	-	(3,092,838)
Net realized gain on investment in Bitcoin sold to pay expenses	-	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	17,830,575
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	4,896.92736637	493,727
Bitcoin redeemed	(31,608.70976483)	(3,152,900)
Bitcoin distributed for Sponsor’s Fee, related party	(2,122.78539601)	(216,235)
Net change in unrealized appreciation on investment in Bitcoin	-	1,045,357
Net realized gain on investment in Bitcoin sold to pay expenses	-	183,098
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	2,664,015
Balance at September 30, 2025	176,564.29142426	$20,199,306
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

5. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,510,000	2,180,000	6,200,000	7,840,000
Shares redeemed	(11,500,000)	(34,880,000)	(40,040,000)	(422,400,000)
Net Change in Number of Shares Issued and Redeemed	(9,990,000)	(32,700,000)	(33,840,000)	(414,560,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$135,529	$116,077	$493,727	$440,584
Shares redeemed	(1,036,887)	(1,717,011)	(3,152,900)	(20,547,134)
Return of Capital(1)	-	(1,756,821)	-	(1,756,821)
Net Change in Value of Shares Issued and Redeemed	$(901,358)	$(3,357,755)	$(2,659,173)	$(21,863,371)
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Biotin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS and Grayscale Securities. As of September 30, 2025 and December 31, 2024, 13,900 and 121,509 Shares of the Trust were held by related parties of the Trust, respectively.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $77,959,203 and $55,760,112, respectively. For the nine months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $216,234,775 and $222,643,998, respectively. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and 2024 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$84.84	$54.99	$74.08	$38.06
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.34)	(0.19)	(0.90)	(0.58)
Net realized and unrealized gain (loss)(1)	5.23	(4.27)	16.55	13.05
Net increase (decrease) in net assets resulting from operations	4.89	(4.46)	15.65	12.47
Principal Market NAV, end of period	$89.73	$50.53	$89.73	$50.53
Total return(1)	5.76%	2.10%	21.13%	47.52%
Ratios to average net assets:
Net investment loss	-1.50%	-1.50%	-1.50%	-1.53%
Expenses	-1.50%	-1.50%	-1.50%	-1.53%
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

11. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $109,777.00 per Bitcoin.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gain on investment in Bitcoin(1)	$1,233,506	$375,299	$3,892,470	$9,773,400
Net increase in net assets resulting from operations	$1,155,547	$319,538	$3,676,235	$9,550,756
Net assets(2)	$20,199,306	$14,037,855	$20,199,306	$14,037,855
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

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2025 was $1,233,506, which includes a realized gain of $66,893 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $890,918 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $275,695. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $107,753.95 per Bitcoin as of June 30, 2025, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $1,155,547 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $77,959. Net assets increased to $20,199,306 at September 30, 2025, a 1% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,187 Bitcoin with a value of $135,529 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 682 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 9,040 Bitcoin, with a value of $1,036,887 from the Trust.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2024 was $375,299, which includes a realized gain of $43,615 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,350,850 on the sale of Bitcoin to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to Grayscale Bitcoin Mini Trust ETF, and net change in unrealized appreciation on investment in Bitcoin of ($2,430,044). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $61,929.29 per Bitcoin as of June 30, 2024, to $63,464.76 per Bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $319,538 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $55,761. Net assets decreased to $14,037,855 at September 30, 2024, an 18% decrease for the three-month period. The decrease in net assets resulted from the withdrawal of approximately 913 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 28,572 Bitcoin, with a value of $1,717,011 from the Trust, and the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust ETF, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 1,877 Bitcoin with a value of $116,077 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2025 was $3,892,470, which includes a realized gain of $183,098 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $2,664,015 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $1,045,357. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $3,676,235 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $216,235. Net assets increased to $20,199,306 at September 30, 2025, a 5% increase for the nine-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 4,897 Bitcoin with a value of $493,727 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,123 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 31,609 Bitcoin, with a value of $3,152,900 from the Trust.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2024 was $9,773,400, which includes a realized gain of $175,618 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $16,348,183 on the sale of Bitcoin to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to Grayscale Bitcoin Mini Trust ETF, and net change in unrealized appreciation on investment in Bitcoin of ($8,161,279). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023, to $63,464.76 per Bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was $9,550,756 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $222,644. Net assets decreased to $14,037,855 at September 30, 2024, a 47% decrease for the nine-month period. The decrease in net assets resulted from the withdrawal of approximately 3,854 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 374,462 Bitcoin, with a value of $20,547,134 from the Trust, and the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust ETF, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 6,917 Bitcoin with a value of $440,584 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoin:
Opening balance	185,099	275,735	205,399	619,526
Creations	1,187	1,877	4,897	6,917
Redemptions	(9,040)	(28,572)	(31,609)	(374,462)
Initial Distribution (Return of Capital)(1)	-	(26,936)	-	(26,936)
Sponsor's Fee, related party	(682)	(913)	(2,123)	(3,854)
Closing balance	176,564	221,191	176,564	221,191
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	176,564	221,191	176,564	221,191
Number of Shares:
Opening balance	235,100,100	310,510,100	258,950,100	692,370,100
Creations	1,510,000	2,180,000	6,200,000	7,840,000
Redemptions	(11,500,000)	(34,880,000)	(40,040,000)	(422,400,000)
Closing balance	225,110,100	277,810,100	225,110,100	277,810,100

	As of September 30,
	2025	2024
Price of Bitcoin on principal market(2)	$114,401.99	$63,464.76
Principal Market NAV per Share(3)	$89.73	$50.53
Index Price(4)	$114,399.57	$63,430.51
NAV per Share(4)	$89.73	$50.50
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
The Trust performed an assessment of the principal market at September 30, 2025 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at September 30, 2024 and identified the principal market as Coinbase.
(3)
As of September 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of September 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to December 26, 2023, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to December 26, 2023, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, Bitfinex and Bullish. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance of 176,564.29142426 Bitcoin with a value of $20,198,879,016 based on the Index Price of $114,399.57 on September 30, 2025 (non-GAAP methodology). As of September 30, 2025, the total market value of the Trust’s Bitcoin was $20,199,306,302 based on the price of one Bitcoin in the principal market (Crypto.com) of $114,401.99 on September 30, 2025.

As of September 30, 2024, the Trust had a net closing balance of 221,191.32658883 Bitcoin with a value of $14,030,278,653 based on the Index Price of $63,430.51 on September 30, 2024 (non-GAAP methodology). As of September 30, 2024, the total market value of the Trust’s Bitcoin was $14,037,854,456 based on the price of one Bitcoin in the principal market (Coinbase) of $63,464.76 on September 30, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (date of the first Creation Basket of the Trust) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
Mar-17
Sep-17
Mar-18
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mar-24
Sep-24
Mar-25
Sep-25
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2020 to September 30, 2025. During such period, the Index Price has ranged from $10,520.62 to $122,807.61, with the straight average being $50,215.22 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$37,557.27	$63,472.70	4/15/2021	$10,520.62	10/2/2020	$43,578.00	$43,578.00
Twelve months ended September 30, 2022	$37,742.31	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,491.57	$19,491.57
Twelve months ended September 30, 2023	$24,254.33	$31,664.24	7/13/2023	$15,768.02	11/21/2022	$27,030.61	$26,921.10
Twelve months ended September 30, 2024	$54,058.73	$73,462.59	3/13/2024	$26,706.07	10/12/2023	$63,430.51	$63,430.51
Twelve months ended September 30, 2025	$97,452.92	$122,807.61	8/13/2025	$59,666.17	10/10/2024	$114,399.57	$114,399.57
October 1, 2020 to September 30, 2025	$50,215.22	$122,807.61	8/13/2025	$10,520.62	10/2/2020	$114,399.57	$114,399.57

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from October 1, 2020 to September 30, 2025. During such period, the price of Bitcoin has ranged from $10,515.13 to $122,824.79, with the straight average being $50,215.93 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$37,558.18	$63,466.92	4/15/2021	$10,515.13	10/2/2020	$43,529.16	$43,529.16
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
Twelve months ended September 30, 2025	$97,456.66	$122,824.79	8/13/2025	$59,670.00	10/10/2024	$114,401.99	$114,401.99
October 1, 2020 to September 30, 2025	$50,215.93	$122,824.79	8/13/2025	$10,515.13	10/2/2020	$114,401.99	$114,401.99

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to September 30, 2025 and the Trust’s NAV per Share from January 11, 2024 to September 30, 2025.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to September 30, 2025 divided by the Trust’s NAV per Share from January 11, 2024 to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended and supplemented from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$428.2
August 1, 2025 - August 31, 2025	-	-	-	428.2
September 1, 2025 - September 30, 2025	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the board of the Sponsor approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through September 30, 2023, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From October 1, 2022 through October 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,150 Baskets (11,500,000 Shares) during the three months ended September 30, 2025:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)

July 1, 2025 - July 31, 2025	4,890,000	$88.96
August 1, 2025 - August 31, 2025	3,700,000	$90.14
September 1, 2025 - September 30, 2025	2,910,000	$87.93
Total	11,500,000	$89.08

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
10.1

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on August 8, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.