Form 10-K
period 2025-12-31
Grayscale Bitcoin Trust ETF
filed 2026-02-25
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2025 as reported by NYSE Arca, Inc. on that date: $19,941,743,766

Number of Shares of the registrant outstanding as of February 20, 2026: 199,600,100

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

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
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Bitcoin.
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.
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
•
The value of the Shares relates directly to the value of Bitcoin held by the Trust, the value of which may be highly volatile and subject to fluctuations.

•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares.
•
Digital Asset Trading Platforms may be exposed to front-running and wash-trading.
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
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.
•
Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.
•
The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.
•
Extraordinary expenses, tax liabilities arising from Bitcoin sales without distributions, indemnification obligations, intellectual property claims, and disruptions from pandemics or other disasters could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.
•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The uncertain and evolving tax treatment of the Trust, digital assets, Bitcoin and transactions involving Bitcoin under U.S. federal, state, and local tax laws could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust.
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 98.

v

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Bitcoin Trust ETF (formerly known as Grayscale Bitcoin Trust (BTC)) (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act. The Trust’s purpose is to hold Bitcoin tokens (“Bitcoin”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols.

As of December 31, 2025, the Trust holds approximately 0.8% of the Bitcoin in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Bitcoin Network. As a decentralized digital asset network, the Bitcoin Network consists of several stakeholders, including core developers of Bitcoin, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of Bitcoin confers no such rights.

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

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect consolidated subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025, GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), and Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time.

The Trust creates Baskets of Shares only upon receipt of Bitcoin and redeems Shares only by distributing Bitcoin or proceeds from the disposition of Bitcoin. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. The value of a Basket is based on the amount of Bitcoin represented by the Basket, determined by reference to the Index Price. For a more detailed description of the Index and the Index Price, see “—The Index and the Index Price.” For a more detailed description of the creation and redemption procedures, see “—Description of Creation and Redemption of Shares.”

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at etfs.grayscale.com/gbtc, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section

13(a) or 15(d) of the Exchange Act, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, Bitcoin price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between NYSE Arca and the global trading platform market for trading Bitcoin. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s Bitcoin, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From January 11, 2024, the Uplisting Date, to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.68%, the average premium was 0.06%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 1.56%, and the average discount was 0.08%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a discount of 0.07% to the Trust’s NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s Bitcoin are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of Bitcoin based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that Bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Bitcoin is a security, the Sponsor does not intend to permit the Trust to continue holding Bitcoin in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940, as amended (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2025, each Share represented approximately 0.0008 of one Bitcoin. The logistics of accepting, transferring and safekeeping of Bitcoin are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on etfs.grayscale.com/gbtc.
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

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit Inc. (“Coinbase Credit”), on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

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

Bitcoin Markets

In addition to using Bitcoin to engage in transactions, investors may purchase and sell Bitcoin to speculate as to the value of Bitcoin in the Bitcoin market, or as a long-term investment to diversify their portfolio. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin as a store of value or reserve-style asset, the number of merchants that accept Bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

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

Creation of New Bitcoin and Limits on Bitcoin Supply

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

As of December 31, 2025, approximately 20.0 million Bitcoin were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

The process by which Bitcoin is “mined” results in new blocks being added to the Blockchain and new Bitcoin tokens being issued to the miners. Computers on the Bitcoin Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data.

To begin mining, a user can download and run Bitcoin Network mining software, which turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of Bitcoin to the miner who added the new block. Each unique block can be solved and added to the Blockchain by only one miner. Therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Blockchain approximately every ten minutes. A miner’s proposed block is added to the Blockchain once other nodes on the Bitcoin Network confirm the block meets consensus rules and it is subsequently extended by later blocks. Miners that are successful in adding a block to the Blockchain are automatically awarded Bitcoin for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new Bitcoin enter into circulation to the public.

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

Modifications to the Bitcoin Protocol

The Bitcoin Network is an open-source project with no official developer or group of developers that controls the Bitcoin Network. However, the Bitcoin Network’s development is overseen by a core group of developers. The core developers are able to access, and can alter, the Bitcoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code. The release of updates to the Bitcoin Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin Network’s source code. A modification of the Bitcoin Network’s source code is effective only with respect to the Bitcoin users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin Network only if accepted by participants collectively having most of the processing power on the Bitcoin Network. In the past, there have been several forks in the Bitcoin Network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

Core development of the Bitcoin Network source code has increasingly focused on modifications of the Bitcoin Network protocol to increase safety, robustness, and incremental improvements. For example, following the activation of Segregated Witness on the Bitcoin Network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-Blockchain transfers of the ownership of Bitcoin without the need of a trusted third party. The system utilizes bidirectional payment channels that consist of multi-signature addresses. One on-Blockchain transaction is needed to open a channel and another on-Blockchain transaction can close the channel. Once a channel is open, value can be transferred instantly between counterparties, who are engaging in real Bitcoin transactions without broadcasting them to the Bitcoin Network. New transactions will replace previous transactions and the counterparties will store everything locally as long as the channel stays open to increase transaction throughput and reduce computational burden on the Bitcoin Network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain.

For example, in 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin Network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot was intended to improve efficiency for certain complex transactions, enhance the ability to implement and use smart contracts on the Bitcoin Network, and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy. However, Taproot also relaxed certain types of data requirements enforced by the Bitcoin Blockchain to facilitate these changes which led to the launch of the “ordinal protocol.” The ordinal protocol takes advantage of Taproot’s relaxed data requirements to allow users to add graphic images and other data files to Bitcoin transactions (“Ordinals”). By the end of 2023, nearly 53 million Ordinals had been inscribed to the Bitcoin Blockchain. The advent of Ordinals has led to notable increases in the amount of data submitted to the blockchain, which has contributed to Bitcoin Blockchain bloat and has resulted in fewer transactions fitting in a block, and thus higher transaction fees and confirmation times. Some reports indicate that Ordinals have at times been the dominant driver of data usage on the Bitcoin Blockchain. The Trust’s activities will not directly relate to such projects, though such projects may utilize Bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Bitcoin and the utility of the Bitcoin Network as a whole. Conversely, projects that operate and are built within the Blockchain may increase the data flow on the Bitcoin Network and could “bloat” the size of the Blockchain or slow confirmation times.

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

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets, including Bitcoin. Any similar attacks on the Bitcoin Network that impact the ability to transfer Bitcoin could have a material adverse effect on the price of Bitcoin and the value of the Shares. This is not intended as an exhaustive list of all forms of attack against the Bitcoin Network. For additional information, see “Risk Factors—Risk Factors Related to Digital Assets.”

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of Bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers such as BitPay, Coinbase and GoCoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. For example, Bitfinex, Bitstamp by Robinhood, Bullish, Coinbase, Crypto.com, Kraken, and LMAX Digital are some of the largest Digital Asset Trading Platforms by volume traded. For storing Bitcoin, Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. Some industry groups are also creating private, permissioned blockchain versions of digital asset technologies. For example, J.P. Morgan has developed a platform called Kinexys (formerly known as Onyx), which is described as a blockchain-based platform designed for use by the financial services industry.

In addition to competition from other digital assets and blockchain-based platforms, Bitcoin also competes with certain traditional assets that market participants use for store-of-value, macro-hedging, or portfolio-diversification purposes, such as gold, fiat currencies, sovereign debt, certain commodities, and equities. Gold—and, in some cases, sovereign debt—are viewed by some investors and institutions as reserve-style assets, and these traditional assets may compete with Bitcoin for demand from individuals and institutions seeking scarce, non-sovereign, or inflation-hedging assets.

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

As of December 31, 2025, the Digital Asset Trading Platforms included in the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Coinbase, Crypto.com, Kraken, and LMAX Digital. The Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the inclusion criteria and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Coinbase: A U.S.-based trading platform that has entities registered as money service businesses (“MSBs”) with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), and that is licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense, licensed as a money transmitter in various U.S. states, and chartered as a limited purpose trust company under New York Banking Law.

Bitstamp by Robinhood: A U.K.-based trading platform that has U.S. operations and entities registered as MSBs with FinCEN, holds a BitLicense, and that is licensed as a money transmitter in various U.S. states.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states, and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform that has entities registered as a broker with the U.K. Financial Conduct Authority, and that is licensed as an MSB with FinCEN and regulated by the Gibraltar Financial Services Commission.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Bullish: A Gibraltar-based trading platform that has entities registered as MSBs with FinCEN and as a virtual currency business under NYDFS BitLicense.

Bitfinex: A British Virgin Islands based trading platform. Bitfinex does not hold any licenses or registrations in the U.S. and is not available to U.S.-based customers. Bitfinex is categorized by the Index Provider as a “Category 2” trading platform that meets the Inclusion Criteria but is non-U.S. licensed.

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of Bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of Bitcoin. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling Bitcoin. The below table reflects the trading volume in Bitcoin and market share of the Bitcoin-U.S. dollar trading pair of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2025 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (Bitcoin)	Market Share(1)
Coinbase	53,156,311	25.84%
Bitfinex	51,055,039	24.82%
Bitstamp by Robinhood	24,994,306	12.15%
Kraken	14,900,185	7.24%
LMAX Digital	10,447,398	5.08%
Crypto.com	8,444,289	4.11%
Bullish	1,732,733	0.84%
Total Bitcoin-U.S. Dollar trading pair	164,730,261	80.08%

(1)
Market share is calculated using trading volume (in Bitcoin) for certain Digital Asset Trading Platforms, including Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, Bullish, and Bitfinex, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2025, including Binance.US (data included from April 1, 2020 to July 13, 2023 and from February 18, 2025), Bitflyer (data included from December 24, 2018), Bittrex (data included from July 31, 2018 to December 3, 2023), Cboe Digital (data included from October 1, 2020 to December 31, 2023), CEX.IO (data included from January 1, 2024 to February 25, 2025), FTX.US (data included from April 1, 2022 to November 12, 2022), Gemini (data included from October 7, 2015), itBit, LakeBTC (data included from January 27, 2019 to May 6, 2021), HitBTC (data included from April 1, 2019 to March 31, 2020), OKCoin (data included from inception to December 31, 2022), and OKX (data included from January 1, 2025).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various

Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.44% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.25%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.007%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin.

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

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain exchanges that require additional support from contributing exchanges at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Bitcoin derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of Bitcoin derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

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

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

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

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for Bitcoin, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its Bitcoin for operational purposes by reference to the Index Price. The Index Price is the value of a Bitcoin as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Crypto.com.

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
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

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

The CFTC has regulatory jurisdiction over the Bitcoin futures markets because the CFTC believes that Bitcoin is a non-security “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”) and the rules thereunder, such that it takes the position that it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Bitcoin. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot Bitcoin that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Bitcoin futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for Bitcoin trading or transactions.

In February 2021, certain designated contract markets (“DCMs”) registered with the CFTC, including the CME, launched new contracts for Bitcoin futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of Bitcoin futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other Bitcoin prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request. In December 2025, the CFTC announced that spot digital assets could begin being traded on CFTC-registered futures exchanges. Soon after, spot digital assets began trading on Bitnomial, a CFTC-registered futures exchange and member of the Intermarket Surveillance Group, a global body of exchanges sharing surveillance information with member exchanges.

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

The Trust creates and redeems Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, etfs.grayscale.com/gbtc, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of Bitcoin and Determination of NAV.”

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

Bitcoin pricing information is available on a 24-hour basis from various financial information service providers or Bitcoin Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2025, the Constituent Trading Platforms of the Index were Bitfinex, Bitstamp by Robinhood, Bullish, Coinbase, Crypto.com, Kraken, and LMAX Digital. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

As of the date of this Annual Report, the Trust’s Sponsor is Grayscale Investments Sponsors, LLC. Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a consolidated subsidiary of DCG. See “—Overview of the Trust and the Shares” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the indirect parent company of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the indirect parent company of the Sponsor.

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

Marketing Agent Agreement

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated August 18, 2022 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent” or “Foreside”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

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

COINDESK® and COINDESK BITCOIN PRICE INDEX (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Trust and has no responsibilities, obligations, or duties to investors in or holders of the Trust. The Index is licensed for use by the Sponsor as the sponsor of the Trust. The only relationship that CDI has with the Sponsor in respect of the Trust is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Sponsor or the owners or holders of Shares of the Trust.

Investors or holders acquire shares of the Trust offered by the Sponsor and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Trust. The Trust is not sponsored, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Trust or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Trust with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Trust to be issued. CDI has no obligation to take the needs of the Sponsor or the owners or holders of the Trust or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Trust.

The licensing agreement between the Sponsor and CDI is solely for the benefit of the Sponsor and CDI and not for the benefit of the owners or holders of Shares of the Trust or any other third parties.

CDI shall have no liability to the Sponsor, the Trust, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Trust.

Administration and Accounting Agreement

The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Fund Administration and Accounting Agreement”), to provide administration and accounting services to the Trust. Pursuant to the terms of the Fund Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Fund Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

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

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders (as defined below), own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). See “—Description of Creation and Redemption of Shares.”

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

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

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

The Additional Custodian

In addition, Anchorage Digital Bank N.A. (“Anchorage Digital” or the “Additional Custodian”), a national trust bank chartered by the Office of the Comptroller of the Currency, provides services related to custody and safekeeping of the Trust’s Bitcoin holdings, pursuant to a Master Custody Services Agreement, dated as of August 8, 2025 (the “Anchorage Digital Custodian Agreement”).

The Sponsor currently utilizes Anchorage Digital’s services to custody a portion of the Trust’s Bitcoin. The Trust’s existing custody arrangement with Coinbase Custody Trust Company, LLC is unaffected by the Trust’s entry into the Anchorage Digital Custodian Agreement, and Coinbase remains the Trust’s primary custodian. The Sponsor shall, in its sole discretion, determine the amounts held at either custodian as permitted by the Trust Agreement. At the current time, the Sponsor has not determined the total amount of the Trust’s Bitcoin it will move to Anchorage Digital. The addition of Anchorage Digital reflects the Sponsor’s ongoing risk management approach as part of the Trust’s growing size. References to the “Custodian” in this Annual Report refer to Coinbase Custody Trust Company, LLC, Anchorage Digital and/or other custodians, collectively or in their individual capacities, as the context may require.

Under the Anchorage Digital Custodian Agreement, Anchorage Digital is required to keep all of the private keys associated with the Trust’s Bitcoin held at Anchorage Digital in cold storage.

In the event of a fork of the Blockchain, the Anchorage Digital Custodian Agreement provides that Anchorage Digital may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that Anchorage shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol.

The Anchorage Digital Custodian Agreement requires the Trust to indemnify Anchorage Digital, its affiliates and their respective officers, directors, agents, employees and representatives against certain losses arising from or related to the Trust’s material breach of the Anchorage Digital Custodian Agreement, among other things, except where a claim was caused by certain acts of Anchorage Digital. The Anchorage Digital Custodian Agreement also requires Anchorage Digital to maintain insurance policies and coverage.

The foregoing description of the Anchorage Digital Custodian Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Anchorage Digital Custodian Agreement filed as an exhibit to the Trust’s Current Report on Form 8-K filed on August 8, 2025, which is incorporated by reference herein.

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

Transfers of Bitcoin to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the Blockchain, subject to the availability of the Prime Broker’s online platform. When Bitcoin is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and Bitcoin in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing Bitcoin from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring Bitcoin to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

The Marketing Agent

Prior to January 10, 2024, Grayscale Securities was the distributor and marketer of the Shares. Since January 10, 2024, Foreside Fund Services, LLC (“Foreside”) is the marketing agent of the Shares, and Grayscale Securities ceased acting as the distributor and marketer of the Shares of the Trust. Foreside is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the

Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of Bitcoin (or cash to acquire the amount of Bitcoin) represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Shares are redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets by distributing Bitcoin or proceeds from the disposition of Bitcoin, at this time an Authorized Participant can only submit Cash Orders, pursuant to which an Authorized Participant will accept cash from the Cash Account (as defined herein) in connection with the redemption of Baskets. In an In-Kind Order, the Authorized Participant or its AP Designee will receive Bitcoin directly from the Trust in connection with the redemption of Baskets.

Cash Orders are facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which acts on behalf of the Trust in its capacity as Liquidity Engager and will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving Bitcoin in connection with such orders. See “Description of Creation and Redemption of Shares.”

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per hare.”

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit or debit, as applicable, the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders, own a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant and maintain an account with the Custodian (or if the Authorized Participant does not itself trade in Bitcoin, a designee of such Authorized Participant (each, an “AP Designee”) must own a Bitcoin wallet address that is known to the Custodian as belonging to such AP Designee and maintain an account with the Custodian.

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

Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC. On an order-by-order basis, Grayscale Investments Sponsors, LLC, acting in its capacity as Liquidity Engager, will engage one or more Liquidity Providers to obtain or receive Bitcoin in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive Bitcoin in connection with creations and redemptions pursuant to Cash Orders.

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

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by such Authorized Participant until such Bitcoin have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

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

The Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants. Subject to the Sponsor causing the Trust to create and redeem Shares via in-kind transactions with Authorized Participants, in the future the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit Bitcoin directly with the Trust or receive Bitcoin directly from the Trust. However, at this time Baskets will not be created or redeemed through In-Kind Orders and will only be created or redeemed through Cash Orders. There can be no assurance as to when the Trust will be permitted to create and redeem Shares via in-kind transactions with Authorized Participants. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of Bitcoin by the Bitcoin Network, which will be paid by the Custodian in the case of redemptions and an Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted or, if the Trust is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and the Trust is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind creation is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, or otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Sponsor determines if such creation order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to an Authorized Participant.

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

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor takes into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted or, if the Trust is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and the Trust is not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind redemption of Shares is otherwise unavailable, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

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

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participants, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

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

•
Determine the Index Price as of such business day.
•
Multiply the Index Price by the Trust’s aggregate amount of Bitcoin owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of Bitcoin payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
•
Add the U.S. dollar value of Bitcoin, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
•
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
•
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
•
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

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If

Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Bitcoin. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor Bitcoin in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin, they generally do not transact directly with counterparties other than the Authorized Participants, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, Section 7.4 of the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number of Shares owned by such shareholders by the total number of Shares outstanding.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

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

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Statutory Trust Act. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

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

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s Bitcoin as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

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

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Bitcoin from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. Transactions relating to Bitcoin held in the Settlement Balance occur on the Blockchain.

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

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

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

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Bitcoin or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Bitcoin on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Bitcoin shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of Bitcoin deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Bitcoin deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and in the past the Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoin as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of Bitcoin in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

The remainder of this discussion assumes that Bitcoin, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar event.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash or solely for Bitcoin that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation and Redemption of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing Bitcoin in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Bitcoin held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoin held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoin will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for Bitcoin, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Bitcoin held in the Trust will be equal to the U.S. Holder’s tax basis in the Bitcoin that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Bitcoin generally will include the period during which the U.S. Holder held the Bitcoin that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of Bitcoin contributes a portion of its Bitcoin to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Bitcoin it is contributing and to substantiate its tax basis in that Bitcoin. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of Bitcoin or (iii) in exchange for a contribution of Bitcoin with different tax bases, the U.S. Holder’s share of the Trust’s Bitcoin will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different.

Gains or losses from the sale of Bitcoin to fund cash redemptions are expected to be treated as incurred only by the shareholder that is being redeemed. However, when the Trust transfers Bitcoin to the Sponsor as payment of the Sponsor’s Fee, or sells Bitcoin to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of that Bitcoin for their fair market value at that time (which, in the case of Bitcoin sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Bitcoin transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Bitcoin transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoin is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Bitcoin is more than one year. A U.S. Holder’s tax basis in its pro rata share of any Bitcoin transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Bitcoin held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Bitcoin transferred and the denominator of which is the total amount of Bitcoin held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Bitcoin remaining in the Trust will be equal to the tax basis of its pro rata share of the Bitcoin held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Bitcoin transferred.

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

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes.

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

If the Trust redeems all or a portion of a U.S. Holder’s Shares in exchange for the underlying Bitcoin represented by the redeemed Shares, such redemption generally will not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the Bitcoin received in the redemption generally will be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the Bitcoin held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the Bitcoin held in the Trust after the redemption will be equal to the tax basis of its pro rata share of the total amount of the Bitcoin held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the Bitcoin received in the redemption. The U.S. Holder’s holding period with respect to the Bitcoin received will generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the Bitcoin received in such redemption will generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Bitcoin held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Bitcoin held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, the portion of tax basis that is treated as the basis of the Bitcoin received by the U.S. Holder in the redemption).

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar event would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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

Non-U.S. Holders should be aware that, in the absence of guidance, a withholding agent (including a broker through which the Shares are held) may withhold 30% from a non-U.S. Holder’s pro rata share of any such income.

A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of the Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Bitcoin, have experienced extreme volatility throughout their existence and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including Bitcoin, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX Trading Ltd. (“FTX”), halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including Bitcoin, have continued to fluctuate widely through the date of this Annual Report.

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

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of Bitcoin and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the U.S. Department of the Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the U.S. Department of the Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of Bitcoin in the expectation of the U.S. government acquiring such assets to fund such reserve, and the market price of Bitcoin decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to Bitcoin or other digital assets may negatively and significantly impact the price of Bitcoin and the Trust’s Shares.

Digital assets such as Bitcoin were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Bitcoin were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin Network, means that developers and other contributors are generally not compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Bitcoin Network could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of Bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like Bitcoin. If quantum computing is able to advance in that way, there is a risk that quantum computing could materially reduce the security assumptions underlying Bitcoin’s protocol and result in the cryptography underlying the Bitcoin Network becoming ineffective. If such is realized, it could compromise the security of the Bitcoin Network or allow a malicious actor to compromise the wallets holding Bitcoin owned by the Trust or others on the Bitcoin Network, which would result in losses to shareholders. For example, if sufficiently powerful quantum computers are developed, they could use known quantum algorithms to derive private keys from publicly available public keys, potentially allowing malicious actors to forge transaction signatures and misappropriate Bitcoin. There is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin Network community and may result in a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. In such a scenario, the Bitcoin Network may not be able to transition to quantum-resistant cryptography in a timely or effective manner. In any of these circumstances, a malicious actor may be able to take the Trust’s Bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for Bitcoin. Even if another digital asset other than Bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including Bitcoin, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Bitcoin.

The Bitcoin Network was first launched in 2009 and was the first cryptographic digital asset created to gain global adoption and critical mass. Although the Bitcoin Network is the most established digital asset network, the Bitcoin Network and related protocols represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Bitcoin is only selectively accepted as a means of payment by retail and commercial outlets, and use of Bitcoin by consumers remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for Bitcoin transactions; process wire transfers to or from Digital Asset Trading Platforms, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. As a result, the prices of Bitcoin are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.
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

As of December 31, 2025, the Bitcoin Network handled approximately five transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital asset networks are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that was designed to double the transactions per second that can be handled on-chain and enable so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). However, wallets and “intermediaries,” or connecting nodes that facilitate payment channels that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2025, and there is no guarantee that they will be successful in increasing the transaction throughput of the Bitcoin Network. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2023, Bitcoin average daily transaction fees have ranged from $0.31 per transaction on December 7, 2025, to as high as $124.17 per transaction, on April 20, 2024. As of December 31, 2025, Bitcoin average daily transaction fees stood at $0.65 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for Bitcoin (e.g., micropayments), and could reduce demand for, and the price of, Bitcoin, which could adversely impact the value of the Shares.

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

As of December 31, 2025, the largest 100 Bitcoin wallets held approximately 15% of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of Bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Further, holders with substantial Bitcoin positions may directly or indirectly exert influence over other ecosystem participants such as miners, developers, or major wallet and infrastructure providers. For example, these large holders may signal large potential sales or otherwise affect the stability of the market price of Bitcoin, which could influence protocol development, governance dynamics, or market conditions. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin.

If the digital asset reward for mining blocks and transaction fees for recording transactions on the Bitcoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of Bitcoin and the value of the Shares.

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

Although there are no known reports of malicious activity on, or control of, the Bitcoin Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool or small group of mining pools, for example, could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Shares.

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

A malicious actor may also obtain control over the Bitcoin Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the Bitcoin ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Bitcoin Network in this manner. Moreover, it is possible that a group of Bitcoin holders that together control more than 50% of the hash power of the Bitcoin Network are influential members of the Bitcoin community. To the extent that the initial or current core developer groups are involved with parties that control more than 50% of hash power, the risk of this particular group of users causing the Bitcoin Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of the Shares. Further, the Bitcoin Network may also be adversely affected if core developers become aligned with, or culturally or organizationally captured by, particular companies, foundations, interest groups, or other coordinated constituencies whose priorities diverge from those of the broader community, as such influence may shape protocol development, governance outcomes, or upgrade decisions in ways that negatively affect the network or the market price of the related digital asset. For example, historically, perceptions—whether accurate or not—that certain core developers were aligned with or influenced by specific organizations, such as concerns voiced by some regarding Blockstream’s relationship with core developers during the Bitcoin scaling debates, contributed to community division, reduced consensus around protocol direction, and ultimately played a role in the network split that resulted in Bitcoin Cash. Similar perceptions in the future could impede protocol development, fragment the community, or otherwise negatively affect the growth, utility, or market price of Bitcoin, which may adversely affect the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Bitcoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of Bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, Bitcoin Cash is the result of a hard fork of Bitcoin. Some users of the original network may harbor ill will toward the new network, and vice versa. These users may attempt to negatively impact the use or adoption of the new network. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

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

In addition, many developers have previously initiated hard forks in the Bitcoin Blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. To the extent such digital assets compete with Bitcoin, such competition could impact demand for Bitcoin and could adversely impact the value of the Shares.

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

A hard fork may adversely affect the price of Bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool, causing a hard fork and created a network with a token named Bitcoin Cash ABC. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020. A clone may also adversely affect the price of Bitcoin at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of Bitcoin at the time of announcement or adoption.

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

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Bitcoin or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider, or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or a Liquidity Provider sources Bitcoin in connection with the creation of the Shares or facilitates transactions in Bitcoin at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or the Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

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

In the past and through to the date of this Annual Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

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

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants, as well.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including Bitcoin, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

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

•
an increase in the global Bitcoin supply that is publicly available for trading;
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
•
investment and trading activities of large investors that invest directly or indirectly in Bitcoin, including trading activity related to so-called digital asset treasury companies or similar vehicles that are intended to provide investors with indirect exposure to Bitcoin;
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
•
fees associated with processing a Bitcoin transaction and the speed at which Bitcoin transactions are settled on the Bitcoin Network;
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

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, including on the price of Bitcoin, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

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

Although the Index is designed to accurately capture the market price of Bitcoin, third parties may be able to purchase and sell Bitcoin on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Bitcoin on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.44% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.25%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.007%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Bitcoin, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Bitcoin may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Bitcoin on public Digital Asset Trading Platforms has a limited history, and during this history, Bitcoin prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of Bitcoin generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2021 through December 31, 2025, the Index Price ranged from $15,768.02 to $125,481.71, with the straight average being $54,395.04. In addition, during the twelve months ended December 31, 2025, the Index Price ranged from $76,741.10 to $125,481.71. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of Bitcoin more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Bitcoin, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Bitcoin Prices.”

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2025, Bitcoin was the largest digital asset by market capitalization, as tracked by CoinMarketCap.com and had the largest user base and largest combined mining power. Despite this first to market advantage, as of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market-capitalization of approximately $2.7 trillion (including the approximately $1.75 trillion market cap of Bitcoin), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, Bitcoin and thereby adversely affect the value of the Shares. Moreover, the growth of tokenized assets and other on-chain financial products that offer yield, stability, or regulatory clarity may also divert capital and user engagement away from the Bitcoin Network, which could negatively impact Bitcoin’s market demand and the value of the Shares.

In addition, some digital asset networks, including the Bitcoin Network, may be the target of ill will from users of other digital asset networks. For example, Litecoin is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Litecoin Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Network.

Investors may also invest in Bitcoin through means other than the Shares, including through direct investments in Bitcoin and other financial vehicles, including securities backed by or linked to Bitcoin and digital asset financial vehicles similar to the Trust. The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot Bitcoin products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

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

Congestion or delay on the Bitcoin Network may delay purchases or sales of Bitcoin by the Trust.

Increased transaction volume could result in delays in the recording of transactions on the Bitcoin Network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Blockchain. Any delay in the Blockchain could affect an Authorized Participant’s ability to buy or sell Bitcoin at an advantageous price resulting in decreased confidence in the Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Bitcoin Network and the value of the Trust would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, Bitcoin and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether, as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital assets exchange-traded products, other than those which hold Bitcoin, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, Bitcoin could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of Bitcoin and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Bitcoin. As a result of any of the foregoing factors, the price of Bitcoin could decrease, which could adversely affect an investment in the Trust.

Prices of Bitcoin may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

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

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Bitcoin market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Department of the Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of Bitcoin, and in turn, an investment in the Shares.

In addition, recent federal legislation establishing a regulatory framework for fully reserved payment stablecoins, such as the GENIUS Act, may increase the adoption of regulated stablecoins as digital payment instruments, which could reduce the use of Bitcoin for transactional purposes and thereby adversely affect the price of Bitcoin and the value of the Shares.

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

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Bitcoin, Anchorage Digital Bank N.A., as the additional custodian of the Trust’s Bitcoin or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s Bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

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

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Bitcoin in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Bitcoin. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Bitcoin may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

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

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

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

Prior to their uplisting to NYSE Arca, the Shares traded on OTCQX at both premiums and discounts to the NAV per Share, which at times were substantial. The Sponsor believes that the trading price of the Shares has diverged from the NAV per Share in the past due, in part, to the holding period under Rule 144 for Shares purchased in the private placement and the lack of an ongoing redemption program, as a result of which Authorized Participants had been unable to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share. Although the Sponsor has observed that the commencement of the Trust’s redemption program, in conjunction with the listing of the Shares on NYSE Arca, has had the effect of reducing the discount at which the Shares had been trading on the OTCQX immediately prior to the commencement of the redemption program, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable again in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and the Trust is still not permitted to create and redeem Shares via in-kind transactions with Authorized Participants as of such time or the in-kind creation or redemption of Shares is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

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

From January 11, 2024 to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.68% and the average premium was 0.06%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 1.56%, and the average discount was 0.08%. As of December 31, 2025 the Trust’s Shares were listed on NYSE Arca at a discount of 0.07% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in Bitcoin. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV—Disposition of Bitcoin.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Bitcoin in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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

The Shares are trading on NYSE Arca, and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, for a substantial portion of the Trust’s Bitcoin, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s Bitcoin from time to time will be held in hot storage, such Bitcoin will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

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

An actual or perceived breach of the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

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

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s Bitcoin.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s Bitcoin, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Bitcoin. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Bitcoin or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Bitcoin on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

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

The Trust is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive Bitcoin in exchange for cash in connection with such order. However, the Trust is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for Bitcoin.

Authorized participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, it is not yet clear whether or how market participants, including registered broker-dealers, will adjust their activities to account for the new orders. In particular, registered broker-dealers participating in the in-kind creation or redemption of Shares for Bitcoin will need to ensure that they can demonstrate compliance with applicable financial responsibility rules. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. In light of the new orders, NYSE Arca may seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders, in which Authorized Participants or their designees would deposit Bitcoin directly with the Trust or receive Bitcoin directly from the Trust. However, there can be no assurance as to when NYSE Arca will seek or obtain this approval, if at all.

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

Even if the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded Bitcoin products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded Bitcoin products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded Bitcoin products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of Bitcoin, as well as the amount of Bitcoin that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of Bitcoin and adversely affect the value of the Shares.”

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may purchase or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that Bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The SEC also under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset, is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though arguments advanced in some cases may suggest that the SEC no longer believes the status of a digital asset can change over time.

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

As part of determining whether Bitcoin is a security or a transaction in Bitcoin by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Bitcoin and the Sponsor’s transactions in Bitcoin with external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Bitcoin is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court.

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

Any enforcement action by the SEC or a state securities regulator asserting that Bitcoin, or transactions in Bitcoin, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as the Shares. This is because the market structure behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset, are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited or no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if Bitcoin, or transactions in Bitcoin, are in fact a security, or securities transactions, respectively, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust ETF. If the SEC or a federal court were to determine that Bitcoin is a security or transactions in Bitcoin are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that Bitcoin is a security or transactions in Bitcoin are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Bitcoin, mining activity or the operation of the Bitcoin Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. It is also difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of Bitcoin and therefore the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2025, over 980 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Bitcoin is treated. In particular, Bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. For example, the current draft of the CLARITY Act would add “digital commodities” to the list of assets that are commodity interests under the CEA. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Bitcoin at a time that is disadvantageous to shareholders.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and in the past the Trust has also abandoned Incidental Rights and IR Virtual Currency through Affirmative Actions. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Bitcoin as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed in “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). As a result, the taxation of the Trust as a corporation could materially reduce the after-tax return on an investment in Shares, and substantially reduce the value of the Shares, and result in a material divergence between NAV and the value of the Trust’s Bitcoin.

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets,” assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Bitcoin (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of Bitcoin. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

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

The tax treatment of Bitcoin and transactions involving Bitcoin for state and local tax purposes is not settled.

Because Bitcoin is a new technological innovation, the tax treatment of Bitcoin for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of Bitcoin for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of Bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in Bitcoin or the imposition of a greater cost on the acquisition and disposition of Bitcoin generally. Any such treatment may have a negative effect on prices of Bitcoin and may adversely affect the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Material U.S. Federal Income Tax Consequences.”

Shareholders may be subject to withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders”) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Material U.S. Federal Income Tax Consequences.”

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

•
The Sponsor’s indirect parent company, DCG, holds less than 1% of the Shares representing ownership in the Trust, as of February 20, 2026. On March 10, 2021, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. As of the date of this Annual Report DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. However in the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the indirect parent company of the Sponsor; (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
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
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, and such agent may be the Sponsor or an affiliate of the Sponsor; and
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

DCG, the indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a Bitcoin derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Kraken is one of the Digital Asset Trading Platforms included in the Index.

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

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Bitcoin in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

Furthermore, during the initial term, the Custodian may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

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

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended December 31, 2025, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares commenced trading on NYSE Arca on January 11, 2024 under the ticker symbol “GBTC.”

Holders of Record

As of December 31, 2025, there were approximately 31 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 692,370,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 694,811.86692579 Bitcoin. During the year ended December 31, 2025, the Registrant did not distribute any Shares under 506(c) of Regulation D under the Securities Act. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2025:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs⁽¹⁾	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs⁽¹⁾
				(in millions)
October 1, 2025 - October 31, 2025	-	$-	-	$428.2
November 1, 2025 - November 30, 2025	-	-	-	428.2
December 1, 2025 - December 31, 2025	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended modified, or discontinued at any time. As of the date of this Annual Report DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended December 31, 2025, the Trust redeemed the following Shares:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)
October 1, 2025 - October 31, 2025	6,610,000	$88.32
November 1, 2025 - November 30, 2025	5,710,000	71.95
December 1, 2025 - December 31, 2025	2,670,000	69.78
Total	14,990,000	$78.78

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoin. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-275079), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoin. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results

Financial Highlights for the Years ended December 31, 2025, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net realized and unrealized (loss) gain on investment in Bitcoin(1)	$(712,954)	$16,381,013	$16,246,768
Net (decrease) increase in net assets resulting from operations	$(993,547)	$16,090,537	$15,886,207
Net assets(2)	$14,497,437	$19,182,244	$26,350,470

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

Net realized and unrealized loss on investment in Bitcoin for the year ended December 31, 2025 was ($712,954), which includes a realized gain of $236,593 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $3,635,207 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($4,584,754). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $93,390.22 per Bitcoin as of December 31, 2024 to $87,549.41 per Bitcoin as of December 31, 2025. Net decrease in net assets resulting from operations was ($993,547) for the year ended December 31, 2025, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $280,593. Net assets decreased to $14,497,437 at December 31, 2025, a 24% decrease for the year. The decrease in net assets resulted from the withdrawal of approximately 2,767 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 43,347 Bitcoin, with a value of $4,320,701 from the Trust, and the aforementioned Bitcoin price depreciation, partially offset by the contribution of approximately 6,306 Bitcoin, with a value of $629,441 to the Trust in connection with Share creations during the year.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2024 was $16,381,013, which includes a realized gain of $232,398 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $17,830,575 on the sale of Bitcoin to meet redemptions, a realized gain of $1,410,878 on the sale of Bitcoin related to the Initial Distribution to the Grayscale Bitcoin Mini Trust ETF, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($3,092,838). Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $42,533.28 per Bitcoin as of December 31, 2023 to $93,390.22 per Bitcoin as of December 31, 2024. Net increase in net assets resulting from operations was $16,090,537 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $290,476. Net assets decreased to $19,182,244 at December 31, 2024, a 27% decrease for the year. The decrease in net assets resulted from the withdrawal of approximately 4,670 Bitcoin to pay the foregoing Sponsor’s Fee, the redemption of approximately 393,595 Bitcoin, with a value of $22,292,651 from the Trust, and the Initial Distribution of approximately 26,936 Bitcoin, with a value of $1,756,821 from the Trust to Grayscale Bitcoin Mini Trust ETF, partially offset by the aforementioned Bitcoin price appreciation and the contribution of approximately 11,074 Bitcoin, with a value of $790,709 to the Trust in connection with Share creations during the year.

Net realized and unrealized gain on investment in Bitcoin for the year ended December 31, 2023 was $16,246,768, which includes a realized gain of $218,806 on the transfer of Bitcoin to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in Bitcoin of $16,027,962. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $16,556.29 per Bitcoin as of December 31, 2022, to $42,533.28 per Bitcoin as of December 31, 2023. Net increase in net assets resulting from operations was $15,886,207 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $360,561. Net assets increased to $26,350,470 at December 31, 2023, a 152% increase for the year. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, partially offset by the withdrawal of approximately 12,516 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of December 31,
	2025	2024	2023
Price of Bitcoin on principal market	$87,549.41	$93,390.22	$42,533.28
Principal Market NAV per Share(1)	$68.41	$74.08	$38.06
Principal Market NAV(1)	$14,497,437,787	$19,182,244,650	$26,350,469,813
Index Price	$87,549.06	$93,413.90	$42,536.63
NAV per Share(2)	$68.41	$74.10	$38.06
NAV (Non-GAAP)(2)	$14,497,379,829	$19,187,108,495	$26,352,545,225

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (the commencement of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price”.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2021 to December 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$47,420.39	$67,352.59	11/9/2021	$29,311.80	1/1/2021	$45,869.35	$45,869.35
Twelve months ended December 31, 2022	$28,194.56	$47,980.44	3/28/2022	$15,768.02	11/21/2022	$16,555.59	$16,560.94
Twelve months ended December 31, 2023	$28,834.78	$44,393.18	12/8/2023	$16,598.96	1/1/2023	$42,536.63	$42,022.91
Twelve months ended December 31, 2024	$65,912.46	$106,734.51	12/17/2024	$39,161.76	1/23/2024	$93,413.90	$93,413.90
Twelve months ended December 31, 2025	$101,581.43	$125,481.71	10/6/2025	$76,741.10	4/8/2025	$87,549.06	$87,549.06
January 1, 2021 to December 31, 2025	$54,395.04	$125,481.71	10/6/2025	$15,768.02	11/21/2022	$87,549.06	$87,549.06

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from January 1, 2021 to December 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$47,420.71	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	$45,867.86
Twelve months ended December 31, 2022	$28,194.16	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,556.29	$16,561.21
Twelve months ended December 31, 2023	$28,836.18	$44,422.02	12/8/2023	$16,599.24	1/1/2023	$42,533.28	$42,014.39
Twelve months ended December 31, 2024	$65,911.03	$106,726.24	12/17/2024	$39,120.89	1/23/2024	$93,390.22	$93,390.22
Twelve months ended December 31, 2025	$101,586.58	$125,492.00	10/6/2025	$76,751.40	4/8/2025	$87,549.41	$87,549.41
January 1, 2021 to December 31, 2025	$54,396.04	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$87,549.41	$87,549.41

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to December 31, 2025 and the Trust’s NAV per Share from January 11, 2024 to December 31, 2025.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from January 11, 2024 to December 31, 2025 divided by the Trust’s NAV per Share from January 11, 2024 to December 31, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2025 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

From and after October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor.

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

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the Founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a consolidated subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Simon Koster, Board Member

Simon Koster, 44, is the Chief Strategy Officer of DCG and has served as a director of the Board since October 2025. As CSO, Mr. Koster leads the investment team, managing the portfolio comprised of digital assets, wholly owned subsidiaries, and more than 250 early-stage companies in over 35 nations across the world as of the date of this filing. Prior to his current role, Mr. Koster was the CEO of Real Estate at DCG, spearheading both internal and external real estate ventures. Previously, he served as CEO of The Collective and brings a decade of real estate experience from JDS Development Group, where he was instrumental in the acquisition and development of top-tier residential, hospitality, and mixed-use projects in New York City and Miami. He is a graduate of Rutgers University (B.S.) and holds a Master’s degree in Engineering from the University of Michigan. Mr. Koster has served on the board of directors of Foundry and Luno since 2023. He has served as a director of Fortitude since 2024 and as a director of Yuma since 2025. Each of Foundry, Luno, Fortitude and Yuma are affiliated with the registrant.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Board since August 2024. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 42, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 20, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	*	* %
Directors & Executive Officers of the Sponsor:(3)
Barry Silbert(4)	*	* %
Mark Shifke	*	* %
Simon Koster	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Directors & Executive Officers of the Sponsor as a group	*	* %

(1)
On March 10, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. As of the date of this Annual Report DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization.
(2)
Barry Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(3)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(4)
Does not include Shares beneficially owned through DCG.

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

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through January 10, 2024, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

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

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”) for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit fees	$322,400	$286,000
Total	$322,400	$286,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2025, are made by the Sponsor’s Board and Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

4.1	Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on March 18, 2024).

4.2	Amendment No. 1 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on March 18, 2024).

4.3	Amendment No. 2 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on May 7, 2024).

4.4	Amendment No. 3 to the Seventh Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on November 4, 2024).

4.5	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on November 4, 2024).

4.6	Form of Participant Agreement (incorporated by reference to Exhibit 4.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

4.7*	Description of Registrant’s Securities.

10.1 †	Prime Broker Agreement, dated October 3, 2025, between the Sponsor and the Prime Broker (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on October 9, 2025).

10.2†	Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on October 9, 2025).

10.3 †	Index License Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on February 4, 2022).

10.4†

Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on June 23, 2023).

10.5†

Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.6

Marketing Agent Agreement, dated August 18, 2022, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

10.7†

Amendment No. 1 to the Marketing Agreement, dated January 15, 2024, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by the Registrant on February 23, 2024).

10.8

Transfer Agency and Service Agreement, dated November 16, 2023, between the Trust and the Transfer Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on November 21, 2023).

10.9

Co-Transfer Agency Agreement, dated November 16, 2023, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on November 21, 2023).

10.10†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on January 3, 2025).

Exhibit Number	Exhibit Description
10.11†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on January 3, 2025).

10.12	Foreside Assignment Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Registrant on January 3, 2025).

10.13†

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by Registrant on August 8, 2025).

10.14†*	Master Services Agreement, dated August 6, 2020, between the Sponsor and the Secondary Index Provider.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Additional Custodian” or “Anchorage Digital”—Anchorage Digital Bank N.A.

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

“Anchorage Digital Custodian Agreement”—The Master Custody Service Agreement, dated as of August 8, 2025, between the Trust and Anchorage Digital regarding the custody and safekeeping of the Trust’s Bitcoin holdings.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to the Sponsor causing the Trust to create and redeem Shares via in-kind transactions with Authorized Participants, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a Bitcoin wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

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

“Board”—Board of Directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor. Prior to January 1, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, any references to the "Board" refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments.

“BTC Trust”—Grayscale Bitcoin Mini Trust ETF.

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

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

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

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC, Anchorage Digital Bank N.A. and/or other custodians, collectively or in their individual capacities, as the context may require.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of Grayscale Operating, LLC, which served as the Authorized Participant from October 3, 2022 through January 10, 2024.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

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

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive Bitcoin directly from the Trust’s Vault Balance. At this time, the Trust is not permitted to create or redeem Shares through In-Kind Orders.

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

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Bitcoin in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent, that provides the procedures for the creation and redemption of Baskets.

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

“Pre-Creation/Redemption Abandonment Notices”—The notices, collectively, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

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

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke

Name: Mark Shifke
Title: Member of the Board of Directors Director*

By:	/s/ Simon Koster
	Name:	Simon Koster
	Title:	Member of the Board of Directors Director*

Date: February 25, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Grayscale Bitcoin Trust ETF (the Trust) as of December 31, 2025 and December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the years then ended and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations, changes in net assets, and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence and rights over the investment in Bitcoin

As discussed in Notes 2 and 3 to the financial statements, the Trust accounts for its investment in Bitcoin at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investment in Bitcoin was $14.5 billion, with a respective cost basis of $2.8 billion.

We identified the evaluation of the existence of and the Trust’s rights to Bitcoin, including the risk that the Trust’s investment in Bitcoin may not be owned by the Trust, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in Bitcoin, as control and access over the Bitcoin was provided through private keys stored using third-party custodial services. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Trust’s investment in Bitcoin and the Trust’s rights over its investment in Bitcoin, including controls over the comparison of the Trust’s records of Bitcoin held to the third-party custodial records. We involved information technology professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the safeguarding of digital assets process performed at the third-party custodian, specifically related to the generation of the private keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investment in Bitcoin held with the third-party custodian as of December 31, 2025 and compared the results of the confirmation to the Trust’s record of its investment in Bitcoin. We compared the Trust’s record for a selection of on blockchain Bitcoin purchase and sale transactions to the records on the public blockchain using a software audit tool. We also obtained and assessed evidence that such transactions were appropriately authorized and that the Trust controlled the Bitcoin through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain. We also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF:

Opinion on Internal Control Over Financial Reporting

We have audited Grayscale Bitcoin Trust ETF's (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2025 and December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the years then ended and the related notes (collectively, the financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Bitcoin Trust ETF

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of the Grayscale Bitcoin Trust ETF (the “Trust”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

February 23, 2024

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2025	2024
Assets:
Investment in Bitcoin, at fair value (cost $2,841,465 and $2,941,518 as of December 31, 2025 and 2024, respectively)	$14,497,437	$19,182,244
Total assets	$14,497,437	$19,182,244
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$14,497,437	$19,182,244
Shares issued and outstanding, no par value (unlimited Shares authorized)	211,920,100	258,950,100
Principal Market NAV per Share	$68.41	$74.08

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of Bitcoin and percentages)

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	165,591.49612215	$2,841,465	$14,497,437	100%
Total Investment		$2,841,465	$14,497,437	100%
Net assets		$2,841,465	$14,497,437	100%

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	205,398.85921873	$2,941,518	$19,182,244	100%
Total Investment		$2,941,518	$19,182,244	100%
Net assets		$2,941,518	$19,182,244	100%

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	280,593	290,476	360,561
Net investment loss	(280,593)	(290,476)	(360,561)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	236,593	232,398	218,806
Net realized gain on investment in Bitcoin sold for redemption of Shares	3,635,207	17,830,575	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	-	1,410,878	-
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(4,584,754)	(3,092,838)	16,027,962
Net realized and unrealized (loss) gain on investment	(712,954)	16,381,013	16,246,768
Net (decrease) increase in net assets resulting from operations	$(993,547)	$16,090,537	$15,886,207
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2025	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(280,593)	$(290,476)	$(360,561)
Net realized gain on investment in Bitcoin sold to pay expenses	236,593	232,398	218,806
Net realized gain on investment in Bitcoin sold for redemption of Shares	3,635,207	17,830,575	-
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	-	1,410,878	-
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(4,584,754)	(3,092,838)	16,027,962
Net (decrease) increase in net assets resulting from operations	(993,547)	16,090,537	15,886,207
(Decrease) increase in net assets from capital share transactions:
Shares issued	629,441	790,709	-
Shares redeemed	(4,320,701)	(22,292,651)	-
Return of Capital(1)	-	(1,756,821)	-
Net decrease in net assets resulting from capital share transactions	(3,691,260)	(23,258,763)	-
Total (decrease) increase in net assets from operations and capital share transactions	(4,684,807)	(7,168,226)	15,886,207
Net assets:
Beginning of year	19,182,244	26,350,470	10,464,263
End of year	$14,497,437	$19,182,244	$26,350,470
Change in Shares outstanding:
Shares outstanding at beginning of year	258,950,100	692,370,100	692,370,100
Shares issued	8,000,000	13,070,000	-
Shares redeemed	(55,030,000)	(446,490,000)	-
Net decrease in Shares	(47,030,000)	(433,420,000)	-
Shares outstanding at end of year	211,920,100	258,950,100	692,370,100
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

See accompanying notes to the financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	2025	2024
Cash provided by operating activities
Net (decrease) increase in net assets resulting from operations	$(993,547)	$16,090,537
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Bitcoin(1)	$(627,658)	$(782,238)
Proceeds from Bitcoin sold to pay redemptions(1)	4,326,447	22,268,957
Proceeds from Bitcoin sold to pay expenses	$280,593	290,476
Net realized gain	$(3,871,800)	(19,473,851)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	$4,584,754	3,092,838
Change in operating assets and liabilities:
Sponsor’s Fee payable	$-	-
Net cash provided by operating activities	$3,698,789	$21,486,719

Cash used in financing activities
Proceeds from issuance of capital shares(1)	$627,658	$782,238
Payments for capital shares redeemed(1)	(4,326,447)	(22,268,957)
Net cash used in financing activities	$(3,698,789)	$(21,486,719)

Cash
Net increase (decrease) in cash	$-	$-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$280,593	$290,476
Supplemental disclosure of noncash financing activities
Transfer of Bitcoin used for Initial Distribution (Return of Capital)(2)	$-	$1,756,821

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

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF, Grayscale Dogecoin Trust ETF, Grayscale Chainlink Trust ETF and, as of February 18, 2026, Grayscale Sui Staking ETF.

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

Liquidity Providers facilitate the purchase and sale of Bitcoin in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Bitcoin transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. The Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

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

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. On May 2, 2018 and July 29, 2019, the Sponsor delivered to the former custodian and the current Custodian (as defined below), respectively, on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On January 5, 2024, the Trust delivered a supplemental notice to the Prime Broker, the Custodian and Coinbase Credit, Inc. providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. Subsequently, on August 8, 2025, the Trust delivered a supplemental notice to the Prime Broker and Anchorage Digital providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in Bitcoin	$14,497,437	$14,497,437	$-	$-

December 31, 2024
Assets
Investment in Bitcoin	$19,182,244	$19,182,244	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025, 2024 and 2023 the Trust held 165,591.49612215, 205,398.85921873 and 619,525.92917020 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $87,549.41 on December 31, 2025, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com). The Trust determined the fair value per Bitcoin to be $93,390.22 and $42,533.28 on December 31, 2024 and 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Bitcoin	Fair Value
Beginning balance as of December 31, 2022	632,041.52945742	$10,464,263
Bitcoin contributed	-	-
Bitcoin distributed for Sponsor’s Fee, related party	(12,515.60028722)	(360,561)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	16,027,962
Net realized gain on investment in Bitcoin	-	218,806
Balance at December 31, 2023	619,525.92917020	$26,350,470
Bitcoin contributed	11,073.66100720	790,709
Bitcoin redeemed	(393,594.77212630)	(22,292,651)
Bitcoin distributed for Initial Distribution (Return of Capital)(1)	(26,935.83753443)	(1,756,821)
Bitcoin distributed for Sponsor’s Fee, related party	(4,670.12129794)	(290,476)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(3,092,838)
Net realized gain on investment in Bitcoin sold to pay expenses	-	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	17,830,575
Net realized gain on investment in Bitcoin sold for Return of Capital(1)	-	1,410,878
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	6,306.11757673	629,441
Bitcoin redeemed	(43,347.30766374)	(4,320,701)
Bitcoin distributed for Sponsor’s Fee, related party	(2,766.17300957)	(280,593)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(4,584,754)
Net realized gain on investment in Bitcoin sold to pay expenses	-	236,593
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	3,635,207
Ending balance at December 31, 2025	165,591.49612215	$14,497,437
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Bitcoin Mini Trust ETF

On July 19, 2024, the Sponsor of the Trust, at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 30, 2024 (the “Record Date”) was entitled to receive shares (the “BTC Shares”) of Grayscale Bitcoin Mini Trust ETF (the “BTC Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of BTC Shares (such transactions collectively, the “Initial Distribution”).

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

5. Creations and Redemptions of Shares

At December 31, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both December 31, 2025 and 2024.

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

	Years Ended December 31,
	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	8,000,000	13,070,000
Shares redeemed	(55,030,000)	(446,490,000)
Net Change in Number of Shares Issued and Redeemed	(47,030,000)	(433,420,000)

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$629,441	$790,709
Shares redeemed	(4,320,701)	(22,292,651)
Return of Capital(1)	-	(1,756,821)
Net Change in Value of Shares Issued and Redeemed	$(3,691,260)	$(23,258,763)
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

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Bitcoin payable	$-	$-

6. Income Taxes

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the years ended December 31, 2025, 2024 and 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS and Grayscale Securities. As of December 31, 2025 and 2024, 9,302 and 121,509 Shares of the Trust were held by related parties of the Trust, respectively.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the

“Sponsor Contracts”) to GSIS, a Delaware limited liability company and a consolidated subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, became the sole remaining Sponsor of the Trust.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor. Also in connection with the Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments.

On January 9, 2024, the Sponsor and the Trustee entered into Amendment No. 1 to the Sixth A&R Trust Agreement in order to reduce the Sponsor’s Fee to 1.5%, effective as of the Uplisting Date. As a result, effective January 11, 2024, the Sponsor’s Fee was lowered from 2.0% to 1.5%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2025, 2024 and 2023.

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

For the years ended December 31, 2025, 2024 and 2023, the Trust incurred Sponsor’s Fees of $280,592,890, $290,474,905 and $360,560,338, respectively. As of December 31, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2025, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through December 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

In addition, the SEC appears to have implicitly taken the view that Bitcoin is not a security (i) by not objecting to Bitcoin futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Bitcoin (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Bitcoin is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	Year Ended December 31, 2025
Expenses
Sponsor’s Fee, related party	$68,939	$69,337	$77,959	$64,358	$280,593
Net investment loss	$(68,939)	$(69,337)	$(77,959)	$(64,358)	$(280,593)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	57,881	58,324	66,893	53,495	236,593
Net realized gain on investment in Bitcoin sold for redemption of Shares	1,029,931	743,166	890,918	971,192	3,635,207
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(3,218,384)	3,988,046	275,695	(5,630,111)	(4,584,754)
Net realized and unrealized (loss) gain on investment	$(2,130,572)	$4,789,536	$1,233,506	$(4,605,424)	$(712,954)
Net (decrease) increase in net assets resulting from operations	$(2,199,511)	$4,720,199	$1,155,547	$(4,669,782)	$(993,547)

Fiscal Year Ended December 31, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	Year Ended December 31, 2024
Expenses
Sponsor’s Fee, related party	$94,878	$72,005	$55,761	$67,832	$290,476
Net investment loss	$(94,878)	$(72,005)	$(55,761)	$(67,832)	$(290,476)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Bitcoin sold to pay expenses	73,632	58,371	43,615	56,780	232,398
Net realized gain on investment in Bitcoin sold for redemption of Shares	11,695,719	3,301,614	1,350,850	1,482,392	17,830,575
Net realized gain on investment in Bitcoin sold for Initial Distribution (Return of Capital)(1)	—	—	1,410,878	—	1,410,878
Net change in unrealized appreciation/depreciation on investment in Bitcoin	475,553	(6,206,788)	(2,430,044)	5,068,441	(3,092,838)
Net realized and unrealized gain (loss) on investment	12,244,904	(2,846,803)	375,299	6,607,613	16,381,013
Net increase (decrease) in net assets resulting from operations	$12,150,026	$(2,918,808)	$319,538	$6,539,781	$16,090,537
(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin, with a value of approximately $1,756.8 million to Grayscale Bitcoin Mini Trust ETF, completed on July 31, 2024, as discussed in Note 4.

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2025	2024	2023
Per Share Data:
Principal Market NAV, beginning of year	$74.08	$38.06	$15.11
Net (decrease) increase in net assets from investment operations:
Net investment loss	(1.20)	(0.82)	(0.52)
Net realized and unrealized (loss) gain(1)	(4.47)	36.84	23.47
Net (decrease) increase in net assets resulting from operations	(5.67)	36.02	22.95
Principal Market NAV, end of year	$68.41	$74.08	$38.06
Total return(1)	-7.65%	116.27%	151.89%
Ratios to average net assets:
Net investment loss	-1.50%	-1.52%	-2.00%
Expenses	-1.50%	-1.52%	-2.00%
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

11. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

12. Subsequent Events

As of the close of business on February 20, 2026, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $67,732.53 per Bitcoin.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.