Form 10-Q
period 2026-03-31
Grayscale Bitcoin Trust ETF
filed 2026-05-05
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of April 30, 2026: 193,980,100

Grayscale® Bitcoin Trust ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 28.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in Bitcoin, at fair value (cost $2,822,395 and $2,841,465 as of March 31, 2026 and December 31, 2025, respectively)	$10,489,739	$14,497,437
Total assets	$10,489,739	$14,497,437
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$10,489,739	$14,497,437
Shares issued and outstanding, no par value (unlimited Shares authorized)	198,720,100	211,920,100
Principal Market NAV per Share	$52.79	$68.41

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2026
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	154,703.84755988	$2,822,395	$10,489,739	100%
Total Investment		$2,822,395	$10,489,739	100%
Net assets			$10,489,739	100%

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	165,591.49612215	$2,841,465	$14,497,437	100%
Total Investment		$2,841,465	$14,497,437	100%
Net assets			$14,497,437	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	44,984	68,939
Net investment loss	(44,984)	(68,939)
Net realized and unrealized loss from:
Net realized gain on investment in Bitcoin sold to pay expenses	34,495	57,881
Net realized gain on investment in Bitcoin sold for redemption of Shares	816,008	1,029,931
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(3,988,628)	(3,218,384)
Net realized and unrealized loss on investment	(3,138,125)	(2,130,572)
Net decrease in net assets resulting from operations	(3,183,109)	(2,199,511)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment loss	$(44,984)	$(68,939)
Net realized gain on investment in Bitcoin sold to pay expenses	34,495	57,881
Net realized gain on investment in Bitcoin sold for redemption of Shares	816,008	1,029,931
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(3,988,628)	(3,218,384)
Net decrease in net assets resulting from operations	(3,183,109)	(2,199,511)
Decrease in net assets from capital share transactions:
Shares issued	224,028	192,570
Shares redeemed	(1,048,617)	(1,227,181)
Net decrease in net assets resulting from capital share transactions	(824,589)	(1,034,611)
Total decrease in net assets from operations and capital share transactions	(4,007,698)	(3,234,122)
Net assets:
Beginning of period	14,497,437	19,182,244
End of period	$10,489,739	$15,948,122
Change in Shares outstanding:
Shares outstanding at beginning of period	211,920,100	258,950,100
Shares issued	3,690,000	2,480,000
Shares redeemed	(16,890,000)	(16,650,000)
Net decrease in Shares	(13,200,000)	(14,170,000)
Shares outstanding at end of period	198,720,100	244,780,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for Bitcoin.

The Trust’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on January 10, 2024 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GBTC” on January 11, 2024 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust. Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Bitcoin holdings.

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

On March 25, 2015, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until January 10, 2024, the Trust’s trading symbol on OTCQX was “GBTC.” On January 11, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is 389637109.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Bitcoin, in accordance with the terms of the Trust Agreement. Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in Bitcoin	$10,489,739	$10,489,739	$-	$-
December 31, 2025
Assets
Investment in Bitcoin	$14,497,437	$14,497,437	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 154,703.84755988 and 165,591.49612215 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $67,805.29 and $87,549.41 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	1,965.72939387	192,570
Bitcoin redeemed	(13,185.34046936)	(1,227,181)
Bitcoin distributed for Sponsor’s Fee, related party	(737.01795515)	(68,939)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(3,218,384)
Net realized gain on investment in Bitcoin sold to pay expenses	-	57,881
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	1,029,931
Balance at March 31, 2025	193,442.23018809	$15,948,122

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2025	165,591.49612215	$14,497,437
Bitcoin contributed	2,878.48165699	224,028
Bitcoin redeemed	(13,179.89148033)	(1,048,617)
Bitcoin distributed for Sponsor’s Fee, related party	(586.23873893)	(44,984)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(3,988,628)
Net realized gain on investment in Bitcoin sold to pay expenses	-	34,495
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	816,008
Balance at March 31, 2026	154,703.84755988	$10,489,739

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both March 31, 2026 and December 31, 2025.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	3,690,000	2,480,000
Shares redeemed	(16,890,000)	(16,650,000)
Net Change in Number of Shares Issued and Redeemed	(13,200,000)	(14,170,000)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$224,028	$192,570
Shares redeemed	(1,048,617)	(1,227,181)
Net Change in Value of Shares Issued and Redeemed	$(824,589)	$(1,034,611)

Bitcoin receivable represents the value of Bitcoin covered by contractually binding orders for the creation of Shares where the Bitcoin has not yet been transferred to the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
Bitcoin receivable	$-	$-

Bitcoin payable represents the value of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
Bitcoin payable	$-	$-

5. Income Taxes

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS and Grayscale Securities, LLC. As of March 31, 2026 and December 31, 2025, 5,828 and 9,302 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $44,984,658 and $68,938,532, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through March 31, 2026, DCG had not purchased any Shares of the Trust under this authorization.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in Bitcoin, and its net asset value and results of operations are directly affected by the price of Bitcoin, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to Bitcoin and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of Bitcoin.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$68.41	$74.08
Net decrease in net assets from investment operations:
Net investment loss	(0.22)	(0.27)
Net realized and unrealized loss	(15.40)	(8.66)
Net decrease in net assets resulting from operations	(15.62)	(8.93)
Principal Market NAV, end of period	$52.79	$65.15
Total return	-22.83%	-12.05%
Ratios to average net assets:
Net investment loss	-1.50%	-1.50%
Expenses	-1.50%	-1.50%

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

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoin. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust's registration statement on Form S-3. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoin. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to April 1, 2026, the Trust valued the Bitcoin held by the Trust for operational purposes by reference to the CoinDesk Bitcoin Price Index (XBX). As of April 1, 2026, the Index is the CoinDesk Bitcoin Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Bitcoin Price Index (XBX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Bitcoin Benchmark Rate.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in Bitcoin	$(3,138,125)	$(2,130,572)
Net decrease in net assets resulting from operations	$(3,183,109)	$(2,199,511)
Net assets(1)	$10,489,739	$15,948,122

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2026 was ($3,138,125), which includes a realized gain of $34,495 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $816,008 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($3,988,628). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,549.41 per Bitcoin as of December 31, 2025, to $67,805.29 per Bitcoin as of March 31, 2026. Net decrease in net assets resulting from operations was ($3,183,109) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $44,984. Net assets decreased to $10,489,739 at March 31, 2026, a 28% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 586 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 13,180 Bitcoin with a value of $1,048,617 from the Trust, partially offset by the contribution of approximately 2,878 Bitcoin with a value of $224,028 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in Bitcoin for the three months ended March 31, 2025 was ($2,130,572), which includes a realized gain of $57,881 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,029,931 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($3,218,384). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $82,443.85 per Bitcoin as of March 31, 2025. Net decrease in net assets resulting from operations was ($2,199,511) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $68,939. Net assets decreased to $15,948,122 at March 31, 2025, a 17% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 737 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 13,185 Bitcoin with a value of $1,227,181 from the Trust, partially offset by the contribution of approximately 1,965 Bitcoin with a value of $192,570 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	As of March 31,
	2026	2025
Price of Bitcoin on principal market	$67,805.29	$82,443.85
Principal Market NAV per Share(1)	$52.79	$65.15
Principal Market NAV(1)	$10,489,739,248	$15,948,122,209
Index Price	$67,789.24	$82,402.07
NAV per Share(2)	$52.77	$65.12
NAV(2)	$10,487,256,251	$15,940,040,193
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of both March 31, 2026 and 2025 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, and Bullish. The Digital Asset Trading Platforms included in the Index as of April 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Hashkey, Kraken, LMAX Digital, and OKX. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Bitcoin for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Bitcoin are delivered or removed from the Trust for settlement.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$130.00
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
Mar-17
Sep-17
Mar-18
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mar-24
Sep-24
Mar-25
Sep-25
Mar-26
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from April 1, 2021 to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of March 31, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$46,450.47	$67,352.59	11/9/2021	$29,789.20	7/20/2021	$45,625.48	$45,625.48
Twelve months ended March 31, 2023	$23,647.24	$46,425.74	4/3/2022	$15,768.02	11/21/2022	$28,464.50	$28,464.50
Twelve months ended March 31, 2024	$36,445.28	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$71,023.65	$70,856.88
Twelve months ended March 31, 2025	$75,776.85	$106,734.51	12/17/2024	$53,461.36	8/5/2024	$82,402.07	$82,402.07
Twelve months ended March 31, 2026	$97,418.41	$125,481.71	10/6/2025	$63,596.56	2/5/2026	$67,789.24	$67,789.24
April 1, 2021 to March 31, 2026	$55,936.97	$125,481.71	10/6/2025	$15,768.02	11/21/2022	$67,789.24	$67,789.24

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from April 1, 2021 to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$46,449.98	$67,371.70	11/9/2021	$29,785.71	7/20/2021	$45,595.55	$45,595.55
Twelve months ended March 31, 2023	$23,647.43	$46,423.42	4/3/2022	$15,766.93	11/21/2022	$28,467.79	$28,467.79
Twelve months ended March 31, 2024	$36,445.22	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$71,026.32	$70,840.97
Twelve months ended March 31, 2025	$75,777.36	$106,726.24	12/17/2024	$53,469.64	8/5/2024	$82,443.85	$82,443.85
Twelve months ended March 31, 2026	$97,424.25	$125,492.00	10/6/2025	$63,643.03	2/5/2026	$67,805.29	$67,805.29
April 1, 2021 to March 31, 2026	$55,938.17	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$67,805.29	$67,805.29

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from January 11, 2024 to March 31, 2026.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from January 11, 2024 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2026:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2026 - January 31, 2026	-	$-	-	$428.2
February 1, 2026 - February 28, 2026	-	-	-	428.2
March 1, 2026 - March 31, 2026	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board of the Sponsor approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million work of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through April 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)
January 1, 2026 - January 31, 2026	8,780,000	$69.89
February 1, 2026 - February 28, 2026	5,120,000	$53.20
March 1, 2026 - March 31, 2026	2,990,000	$54.40
Total	16,890,000	$62.09

(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the "Management Reorganization"). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. ("Grayscale Investments") is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“Additional Custodian” or “Anchorage Digital”—Anchorage Digital Bank N.A.

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

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—Prior to April 1, 2026, the CoinDesk Bitcoin Price Index (XBX). As of April 1, 2026, the Index is the CoinDesk Bitcoin Benchmark Rate.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

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

“Liquidity Engager”—Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

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

“Trust Agreement”—The Seventh Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 15, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1, No. 2, and No. 3 thereto and as the same may be further amended from time to time.

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

Date: May 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.