Form 10-Q
period 2026-06-30
Grayscale Bitcoin Trust ETF
filed 2026-08-04
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 172,260,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 29.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in Bitcoin, at fair value (cost $2,554,268 and $2,841,465 as of June 30, 2026 and December 31, 2025, respectively)	$8,136,546	$14,497,437
Total assets	$8,136,546	$14,497,437
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,136,546	$14,497,437
Shares issued and outstanding, no par value (unlimited Shares authorized)	178,580,100	211,920,100
Principal Market NAV per Share	$45.56	$68.41

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	138,505.75680424	$2,554,268	$8,136,546	100%
Total Investment		$2,554,268	$8,136,546	100%
Net assets			$8,136,546	100%

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	165,591.49612215	$2,841,465	$14,497,437	100%
Total Investment		$2,841,465	$14,497,437	100%
Net assets			$14,497,437	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	39,693	69,337	84,677	138,276
Net investment loss	(39,693)	(69,337)	(84,677)	(138,276)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Bitcoin sold to pay expenses	29,574	58,324	64,069	116,205
Net realized gain on investment in Bitcoin sold for redemption of Shares	839,608	743,166	1,655,616	1,773,097
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(2,085,066)	3,988,046	(6,073,694)	769,662
Net realized and unrealized (loss) gain on investment	(1,215,884)	4,789,536	(4,354,009)	2,658,964
Net (decrease) increase in net assets resulting from operations	$(1,255,577)	$4,720,199	$(4,438,686)	$2,520,688

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease in net assets from operations:
Net investment loss	$(39,693)	$(69,337)	$(84,677)	$(138,276)
Net realized gain on investment in Bitcoin sold to pay expenses	29,574	58,324	64,069	116,205
Net realized gain on investment in Bitcoin sold for redemption of Shares	839,608	743,166	1,655,616	1,773,097
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(2,085,066)	3,988,046	(6,073,694)	769,662
Net (decrease) increase in net assets resulting from operations	(1,255,577)	4,720,199	(4,438,686)	2,520,688
Decrease in net assets from capital share transactions:
Shares issued	39,320	165,628	263,348	358,198
Shares redeemed	(1,136,936)	(888,832)	(2,185,553)	(2,116,013)
Net decrease in net assets resulting from capital share transactions	(1,097,616)	(723,204)	(1,922,205)	(1,757,815)
Total decrease in net assets from operations and capital share transactions	(2,353,193)	3,996,995	(6,360,891)	762,873
Net assets:
Beginning of period	10,489,739	15,948,122	14,497,437	19,182,244
End of period	$8,136,546	$19,945,117	$8,136,546	$19,945,117
Change in Shares outstanding:
Shares outstanding at beginning of period	198,720,100	244,780,100	211,920,100	258,950,100
Shares issued	820,000	2,210,000	4,510,000	4,690,000
Shares redeemed	(20,960,000)	(11,890,000)	(37,850,000)	(28,540,000)
Net decrease in Shares	(20,140,000)	(9,680,000)	(33,340,000)	(23,850,000)
Shares outstanding at end of period	178,580,100	235,100,100	178,580,100	235,100,100

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust. Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital provides services related to custody and safekeeping of the Trust’s Bitcoin holdings.

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

Prior to January 11, 2024, the Trust’s Shares had traded on OTC Markets since May 4, 2015. Until January 10, 2024, the Trust’s trading symbol on OTCQX was “GBTC.” On January 11, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is 389637109.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in Bitcoin	$8,136,546	$8,136,546	$-	$-
December 31, 2025
Assets
Investment in Bitcoin	$14,497,437	$14,497,437	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 138,505.75680424 and 165,591.49612215 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $58,745.18 and $87,549.41 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	3,710.10940106	358,198
Bitcoin redeemed	(22,569.18287906)	(2,116,013)
Bitcoin distributed for Sponsor’s Fee, related party	(1,441.07343529)	(138,276)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	769,662
Net realized gain on investment in Bitcoin sold to pay expenses	-	116,205
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	1,773,097
Balance at June 30, 2025	185,098.71230544	$19,945,117

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2025	165,591.49612215	$14,497,437
Bitcoin contributed	3,514.65852306	263,348
Bitcoin redeemed	(29,460.89230393)	(2,185,553)
Bitcoin distributed for Sponsor’s Fee, related party	(1,139.50553704)	(84,677)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(6,073,694)
Net realized gain on investment in Bitcoin sold to pay expenses	-	64,069
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	1,655,616
Balance at June 30, 2026	138,505.75680424	$8,136,546

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both June 30, 2026 and December 31, 2025.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	820,000	2,210,000	4,510,000	4,690,000
Shares redeemed	(20,960,000)	(11,890,000)	(37,850,000)	(28,540,000)
Net Change in Number of Shares Issued and Redeemed	(20,140,000)	(9,680,000)	(33,340,000)	(23,850,000)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$39,320	$165,628	$263,348	$358,198
Shares redeemed	(1,136,936)	(888,832)	(2,185,553)	(2,116,013)
Net Change in Value of Shares Issued and Redeemed	$(1,097,616)	$(723,204)	$(1,922,205)	$(1,757,815)

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 5,828 and 9,302 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $39,692,404 and $69,337,040, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $84,677,062 and $138,275,555, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $1 billion worth of Shares of the Trust. Subsequently, DCG authorized such purchase. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX:GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$52.79	$65.15	$68.41	$74.08
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.21)	(0.29)	(0.43)	(0.56)
Net realized and unrealized (loss) gain	(7.02)	19.98	(22.42)	11.32
Net (decrease) increase in net assets resulting from operations	(7.23)	19.69	(22.85)	10.76
Principal Market NAV, end of period	$45.56	$84.84	$45.56	$84.84
Total return	-13.70%	30.22%	-33.40%	14.52%
Ratios to average net assets:
Net investment loss	-1.50%	-1.50%	-1.50%	-1.50%
Expenses	-1.50%	-1.50%	-1.50%	-1.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Bitcoin. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on January 11, 2024, following the effectiveness of the Trust’s registration statement on Form S-3. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Bitcoin. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in Bitcoin	$(1,215,884)	$4,789,536	$(4,354,009)	$2,658,964
Net (decrease) increase in net assets resulting from operations	$(1,255,577)	$4,720,199	$(4,438,686)	$2,520,688
Net assets(1)	$8,136,546	$19,945,117	$8,136,546	$19,945,117

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2026 was ($1,215,884), which includes a realized gain of $29,574 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $839,608 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($2,085,066). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $67,805.29 per Bitcoin as of March 31, 2026, to $58,745.18 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,255,577) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $39,693. Net assets decreased to $8,136,546 at June 30, 2026, a 22% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 553 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 16,281 Bitcoin with a value of $1,136,936 from the Trust, partially offset by the contribution of approximately 636 Bitcoin with a value of $39,320 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2025 was $4,789,536, which includes a realized gain of $58,324 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $743,166 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of $3,988,046. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $82,443.85 per Bitcoin as of March 31, 2025, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $4,720,199 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $69,337. Net assets increased to $19,945,117 at June 30, 2025, a 25% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,745 Bitcoin with a value of $165,628 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 704 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 9,384 Bitcoin with a value of $888,832 from the Trust.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2026 was ($4,354,009), which includes a realized gain of $64,069 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,655,616 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($6,073,694). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,549.41 per Bitcoin as of December 31, 2025, to $58,745.18 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was ($4,438,686) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $84,677. Net assets decreased to $8,136,546 at June 30, 2026, a 44% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 1,140 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 29,461 Bitcoin with a value of $2,185,553 from the Trust, partially offset by the contribution of approximately 3,515 Bitcoin with a value of $263,348 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2025 was $2,658,964, which includes a realized gain of $116,205 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $1,773,097 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of $769,662. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $2,520,688 for the six months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $138,276. Net assets increased to $19,945,117 at June 30, 2025, a 4% increase for the six-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 3,710 Bitcoin with a value of $358,198 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,441 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 22,569 Bitcoin with a value of $2,116,013 from the Trust.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of Bitcoin on principal market	$58,745.18	$107,753.95
Principal Market NAV per Share(1)	$45.56	$84.84
Principal Market NAV(1)	$8,136,545,615	$19,945,117,391
Index Price	$58,731.82	$107,786.57
NAV per Share(2)	$45.55	$84.86
NAV(2)	$8,134,695,178	$19,951,155,311
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, Bitfinex and Bullish. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to January 11, 2024 is based on market-determined prices on OTC Markets and on the Trust’s performance without an ongoing share creation and redemption program. Prior to January 11, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of January 11, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to January 11, 2024 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to January 11, 2024.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Jun-14
Mar-15
Dec-15
Sep-16
Jun-17
Mar-18
Dec-18
Sep-19
Jun-20
Mar-21
Dec-21
Sep-22
Jun-23
Mar-24
Dec-24
Sep-25
Jun-26
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$42,951.63	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$18,883.90	$18,883.90
Twelve months ended June 30, 2023	$22,532.04	$30,903.22	6/23/2023	$15,768.02	11/21/2022	$30,398.50	$30,398.50
Twelve months ended June 30, 2024	$45,782.40	$73,462.59	3/13/2024	$25,005.87	9/11/2023	$61,930.73	$59,955.97
Twelve months ended June 30, 2025	$84,012.30	$111,226.68	5/22/2025	$53,461.36	8/5/2024	$107,786.57	$107,786.57
Twelve months ended June 30, 2026	$90,692.43	$125,481.71	10/6/2025	$58,731.82	6/30/2026	$58,731.82	$58,731.82
July 1, 2021 to June 30, 2026	$57,187.91	$125,481.71	10/6/2025	$15,768.02	11/21/2022	$58,731.82	$58,731.82

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$42,950.57	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$18,895.01	$18,895.01
Twelve months ended June 30, 2023	$22,533.12	$30,906.40	6/23/2023	$15,766.93	11/21/2022	$30,361.94	$30,361.94
Twelve months ended June 30, 2024	$45,781.62	$73,517.19	3/13/2024	$25,013.25	9/11/2023	$61,929.29	$59,952.11
Twelve months ended June 30, 2025	$84,013.67	$111,241.94	5/22/2025	$53,469.64	8/5/2024	$107,753.95	$107,753.95
Twelve months ended June 30, 2026	$90,700.71	$125,492.00	10/6/2025	$58,745.18	6/30/2026	$58,745.18	$58,745.18
July 1, 2021 to June 30, 2026	$57,189.69	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$58,745.18	$58,745.18

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from January 11, 2024 to June 30, 2026.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from January 11, 2024 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of GBTC Purchased	(b) Average Price Paid per Share of GBTC	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$428.2
May 1, 2026 - May 31, 2026	-	-	-	428.2
June 1, 2026 - June 30, 2026	-	-	-	428.2
Total	-	$-	-	$428.2
(1)
On March 10, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the Board of the Sponsor approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the Board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through July 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)
April 1, 2026 - April 30, 2026	4,810,000	$57.57
May 1, 2026 - May 31, 2026	5,540,000	60.17
June 1, 2026 - June 30, 2026	10,610,000	49.64
Total	20,960,000	$54.24

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and OTC Markets.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.