Form 10-Q
period 2026-09-30
Grayscale Bitcoin Trust ETF
filed 2026-11-05
CIK 1588489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of Shares of the registrant outstanding as of November 2, 2026: 161,390,100

Grayscale® Bitcoin Trust ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	December 31, 2025
Assets:
Investment in Bitcoin, at fair value (cost $2,370,711 and $2,841,465 as of September 30, 2026 and December 31, 2025, respectively)	$10,609,862	$14,497,437
Total assets	$10,609,862	$14,497,437
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$10,609,862	$14,497,437
Shares issued and outstanding, no par value (unlimited Shares authorized)	164,350,100	211,920,100
Principal Market NAV per Share	$64.56	$68.41

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	126,987.94242991	$2,370,711	$10,609,862	100%
Total Investment		$2,370,711	$10,609,862	100%
Net assets			$10,609,862	100%

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	165,591.49612215	$2,841,465	$14,497,437	100%
Total Investment		$2,841,465	$14,497,437	100%
Net assets			$14,497,437	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	35,323	77,959	120,000	216,235
Net investment loss	(35,323)	(77,959)	(120,000)	(216,235)
Net realized and unrealized (loss) gain from:
Net realized gain from:
Bitcoin sold to pay expenses	26,085	66,893	90,154	183,098
Bitcoin sold for redemption of Shares	582,548	890,918	2,238,164	2,664,015
Net realized gain	608,633	957,811	2,328,318	2,847,113
Net change in unrealized appreciation/depreciation	2,656,873	275,695	(3,416,821)	1,045,357
Net realized and unrealized gain (loss)	3,265,506	1,233,506	(1,088,503)	3,892,470
Net increase (decrease) in net assets resulting from operations	$3,230,183	$1,155,547	$(1,208,503)	$3,676,235

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment loss	$(35,323)	$(77,959)	$(120,000)	$(216,235)
Net realized gain	608,633	957,811	2,328,318	2,847,113
Net change in unrealized appreciation/depreciation	2,656,873	275,695	(3,416,821)	1,045,357
Net increase (decrease) in net assets resulting from operations	3,230,183	1,155,547	(1,208,503)	3,676,235
Decrease in net assets from capital share transactions:
Shares issued	40,219	135,529	303,567	493,727
Shares redeemed	(797,086)	(1,036,887)	(2,982,639)	(3,152,900)
Net decrease in net assets resulting from capital share transactions	(756,867)	(901,358)	(2,679,072)	(2,659,173)
Total increase (decrease) in net assets from operations and capital share transactions	2,473,316	254,189	(3,887,575)	1,017,062
Net assets:
Beginning of period	8,136,546	19,945,117	14,497,437	19,182,244
End of period	$10,609,862	$20,199,306	$10,609,862	$20,199,306
Change in Shares outstanding:
Shares outstanding at beginning of period	178,580,100	235,100,100	211,920,100	258,950,100
Shares issued	730,000	1,510,000	5,240,000	6,200,000
Shares redeemed	(14,960,000)	(11,500,000)	(52,810,000)	(40,040,000)
Net decrease in Shares	(14,230,000)	(9,990,000)	(47,570,000)	(33,840,000)
Shares outstanding at end of period	164,350,100	225,110,100	164,350,100	225,110,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on September 13, 2013 and commenced operations on September 25, 2013. The Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for Bitcoin.

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

CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust, and Foreside Fund Services, LLC is the marketing agent of the Trust (the “Marketing Agent”).

Prior to January 11, 2024, the Trust’s Shares had traded on OTC Markets since May 4, 2015. Until January 10, 2024, the Trust’s trading symbol on the OTCQX Best Market® of OTC Markets Group Inc. (“OTCQX”) was “GBTC.” On January 11, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-275079). The Trust’s trading symbol on NYSE Arca is “GBTC” and the CUSIP number for its Shares is 389637109.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Bitcoin in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of Bitcoin in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in Bitcoin	$10,609,862	$10,609,862	$-	$-
December 31, 2025
Assets
Investment in Bitcoin	$14,497,437	$14,497,437	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2026 and December 31, 2025, the Trust held 126,987.94242991 and 165,591.49612215 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $83,550.15 and $87,549.41 on September 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market (as defined herein) considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2024	205,398.85921873	$19,182,244
Bitcoin contributed	4,896.92736637	493,727
Bitcoin redeemed	(31,608.70976483)	(3,152,900)
Bitcoin distributed for expenses	(2,122.78539601)	(216,235)
Net change in unrealized appreciation/depreciation	-	1,045,357
Net realized gain	-	2,847,113
Balance at September 30, 2025	176,564.29142426	$20,199,306

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2025	165,591.49612215	$14,497,437
Bitcoin contributed	4,079.62763530	303,567
Bitcoin redeemed	(41,045.51029101)	(2,982,639)
Bitcoin distributed for expenses	(1,637.67103653)	(120,000)
Net change in unrealized appreciation/depreciation	-	(3,416,821)
Net realized gain	-	2,328,318
Balance at September 30, 2026	126,987.94242991	$10,609,862

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Basket of Shares issued by the Trust (“Creation Basket”) or the amount of Bitcoin for each Basket of Shares redeemed by the Trust (“ Redemption Basket”) is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0008 of one Bitcoin at both September 30, 2026 and December 31, 2025.

As of the date of this Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	730,000	1,510,000	5,240,000	6,200,000
Shares redeemed	(14,960,000)	(11,500,000)	(52,810,000)	(40,040,000)
Net Change in Number of Shares Issued and Redeemed	(14,230,000)	(9,990,000)	(47,570,000)	(33,840,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$40,219	$135,529	$303,567	$493,727
Shares redeemed	$(797,086)	$(1,036,887)	$(2,982,639)	$(3,152,900)
Net Change in Value of Shares Issued and Redeemed	$(756,867)	$(901,358)	$(2,679,072)	$(2,659,173)

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s net assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2026 and December 31, 2025, 6,078 and 9,302 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 1.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the global trading platform market for the trading of Bitcoin (“Digital Asset Trading Platform Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right which are incident to the Trust’s ownership of Bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“ Incidental Rights”) or any virtual currency token, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) as of September 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2026 and 2025.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw Bitcoin from a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Bitcoin on the Trust’s behalf (“Vault Balance”) in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Bitcoin into U.S. dollars or other fiat currencies at the price per single unit of such Bitcoin, determined net of any associated fees, at which the Trust is able to sell such Bitcoin for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Bitcoin in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $35,323,178 and $77,959,203, respectively. For the nine months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $120,000,239 and $216,234,775, respectively. As of September 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2026 and 2025 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$45.56	$84.84	$68.41	$74.08
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.21)	(0.34)	(0.64)	(0.90)
Net realized and unrealized gain (loss)	19.21	5.23	(3.21)	16.55
Net increase (decrease) in net assets resulting from operations	19.00	4.89	(3.85)	15.65
Principal Market NAV, end of period	$64.56	$89.73	$64.56	$89.73
Total return	41.70%	5.76%	-5.63%	21.13%
Ratios to average net assets:
Net investment loss	-1.50%	-1.50%	-1.50%	-1.50%
Total expenses	-1.50%	-1.50%	-1.50%	-1.50%

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

10. Subsequent Events

On November 5, 2026, the Sponsor, on behalf of the Trust, and Grayscale Securities, LLC (the “Advertising Review and Filing Agent”), an affiliate of the Sponsor, entered into an advertising review and filing agent agreement (the “Advertising Review and Filing Agent Agreement”), pursuant to which, effective November 5, 2026, the Advertising Review and Filing Agent reviews and approves marketing materials for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising rules, files applicable marketing materials with FINRA, and provides certain additional marketing-related services. The fees of the Advertising Review and Filing Agent under the Advertising Review and Filing Agent Agreement are paid on behalf of the Trust by the Sponsor.

Also on November 5, 2026, the Sponsor, on behalf of the Trust, and the Marketing Agent entered into Amendment No. 2 (the “Marketing Agent Amendment”) to the Marketing Agent Agreement, dated as of August 18, 2022 (as amended, the “Marketing Agent Agreement”). Pursuant to the Marketing Agent Amendment, effective November 5, 2026, the Marketing Agent no longer reviews marketing materials or files marketing materials with FINRA on behalf of the Trust. The Marketing Agent continues to provide its other services under the Marketing Agent Agreement, including working with the Transfer Agent to review and approve orders placed by Authorized Participants for the creation or redemption of Baskets.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Sponsor”) acting on behalf of the Trust. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for Bitcoin and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin, a type of digital asset based on an open-source cryptographic protocol, and, from time to time issues blocks of 10,000 common units of fractional undivided beneficial interest in, and ownership of, the Trust (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Trust and the Sponsor concerning the creation and redemption of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of Bitcoin. On January 10, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca, Inc. (“NYSE Arca”) on January 11, 2024, following the effectiveness of the Trust’s registration statement on Form S-3. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Bitcoin per Share) to reflect the value of the Bitcoin held by the Trust, determined by reference to the U.S. dollar value of a Bitcoin derived from the digital asset trading platforms reflected in the CoinDesk Bitcoin Benchmark Rate (the “Index”), calculated at 4:00 p.m., New York time, on each business day (the “Index Price”), less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Bitcoin, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Bitcoin. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to April 1, 2026, the Trust valued the Bitcoin held by the Trust for operational purposes by reference to the CoinDesk Bitcoin Price Index (XBX), which constituted the Index. From and after April 1, 2026, the Index is the CoinDesk Bitcoin Benchmark Rate which is used to calculate the Trust’s non-GAAP net asset value (“NAV”) and NAV per Share. NAV is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses); NAV per Share is NAV divided by the number of Shares outstanding. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Report on Form 10-Q, refer to the CoinDesk Bitcoin Price Index (XBX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Bitcoin Benchmark Rate.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin by the Trust in connection with Share creations and the delivery of Bitcoin by the Trust in connection with Share redemptions or for payment of expenses in Bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of Bitcoin to satisfy the Trust’s obligation to pay the Sponsor a fee that accrues daily in U.S. dollars at an annual rate of 1.5% of the aggregate value of the Trust’s assets, less its liabilities, as calculated and published by the Sponsor, and is payable in Bitcoin daily in arrears (the “Sponsor’s Fee”).

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report.

The Trust receives Bitcoin only in connection with a creation order from an Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of Bitcoin in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized and unrealized gain (loss)	$3,265,506	$1,233,506	$(1,088,503)	$3,892,470
Net increase (decrease) in net assets resulting from operations	$3,230,183	$1,155,547	$(1,208,503)	$3,676,235
Net assets(1)	$10,609,862	$20,199,306	$10,609,862	$20,199,306
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on an electronic marketplace where participants may trade, buy and sell Bitcoin based on bid-ask trading (a “Digital Asset Trading Platform”) that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $3,265,506, which includes a realized gain of $26,085 on the transfer of Bitcoin to pay expenses, a realized gain of $582,548 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation of $2,656,873. Net realized and unrealized gain for the period was driven by Bitcoin price appreciation from $58,745.18 per Bitcoin as of June 30, 2026, to $83,550.15 per Bitcoin as of September 30, 2026. Net increase in net assets resulting from operations was $3,230,183 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment loss of ($35,323). Net assets increased to $10,609,862 at September 30, 2026, a 30% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 565 Bitcoin with a value of $40,219 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 498 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 11,585 Bitcoin with a value of $797,086 from the Trust.

Net realized and unrealized gain for the three months ended September 30, 2025 was $1,233,506, which includes a realized gain of $66,893 on the transfer of Bitcoin to pay expenses, a realized gain of $890,918 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation of $275,695. Net realized and unrealized gain for the period was driven by Bitcoin price appreciation from $107,753.95 per Bitcoin as of June 30, 2025, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $1,155,547 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($77,959). Net assets increased to $20,199,306 at September 30, 2025, a 1% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 1,187 Bitcoin with a value of $135,529 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 682 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 9,040 Bitcoin with a value of $1,036,887 from the Trust.

Net realized and unrealized loss for the nine months ended September 30, 2026 was ($1,088,503), which includes a realized gain of $90,154 on the transfer of Bitcoin to pay expenses, a realized gain of $2,238,164 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation of ($3,416,821). Net realized and unrealized loss for the period was driven by Bitcoin price depreciation from $87,549.41 per Bitcoin as of December 31, 2025, to $83,550.15 per Bitcoin as of September 30, 2026. Net decrease in net assets resulting from operations was ($1,208,503) for the nine months ended September 30, 2026, which consisted of the net realized and unrealized loss, and the net investment loss of ($120,000). Net assets decreased to $10,609,862 at September 30, 2026, a 27% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the withdrawal of approximately 1,638 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 41,046 Bitcoin with a value of $2,982,639 from the Trust, partially offset by the contribution of approximately 4,080 Bitcoin with a value of $303,567 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain for the nine months ended September 30, 2025 was $3,892,470, which includes a realized gain of $183,098 on the transfer of Bitcoin to pay expenses, a realized gain of $2,664,015 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation of $1,045,357. Net realized and unrealized gain for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $3,676,235 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($216,235). Net assets increased to $20,199,306 at September 30, 2025, a 5% increase for the nine-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 4,897 Bitcoin with a value of $493,727 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,123 Bitcoin to pay the foregoing Sponsor’s Fee, and the redemption of approximately 31,609 Bitcoin with a value of $3,152,900 from the Trust.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creation or redemption orders effected through cash transactions (“Cash Orders”) and has not otherwise had or maintained a cash balance at any time since inception. When selling Bitcoin in the Digital Asset Market on behalf of the Trust to pay expenses incurred by the Trust in addition to the Sponsor’s Fee that the Sponsor is not obligated to assume, the Sponsor endeavors to sell the exact amount of Bitcoin needed to pay expenses in order to minimize the Trust’s holdings of assets other than Bitcoin. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of September 30,
	2026	2025
Price of Bitcoin on principal market	$83,550.15	$114,401.99
Principal Market NAV per Share(1)	$64.56	$89.73
Principal Market NAV(1)	$10,609,861,638	$20,199,306,302
Index Price	$83,552.93	$114,399.57
NAV per Share(2)	$64.56	$89.73
NAV(2)	$10,610,214,665	$20,198,879,016
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Digital Asset Trading Platforms included in the Index as of September 30, 2025 were Bitfinex, Bitstamp by Robinhood, Bullish, Coinbase, Crypto.com, Kraken, and LMAX Digital. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to January 11, 2024 is based on market-determined prices on the applicable marketplace operated by OTC Markets Group Inc. (“OTC Markets”) and on the Trust’s performance without an ongoing share creation and redemption program. Prior to January 11, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of January 11, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to

NYSE Arca. Hence, the Trust’s performance for periods prior to January 11, 2024 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to January 11, 2024.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to January 26, 2018) from September 25, 2013 (the commencement of the Trust’s operations) to September 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
Mar-17
Sep-17
Mar-18
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mar-24
Sep-24
Mar-25
Sep-25
Mar-26
Sep-26
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2021 to September 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$37,742.31	$67,352.59	11/9/2021	$18,034.01	6/18/2022	$19,491.57	$19,491.57
Twelve months ended September 30, 2023	$24,254.33	$31,664.24	7/13/2023	$15,768.02	11/21/2022	$27,030.61	$26,921.10
Twelve months ended September 30, 2024	$54,058.73	$73,462.59	3/13/2024	$26,706.07	10/12/2023	$63,430.51	$63,430.51
Twelve months ended September 30, 2025	$97,452.92	$122,807.61	8/13/2025	$59,666.17	10/10/2024	$114,399.57	$114,399.57
Twelve months ended September 30, 2026	$79,811.93	$125,481.71	10/6/2025	$58,731.82	6/30/2026	$83,552.93	$83,552.93
October 1, 2021 to September 30, 2026	$58,661.52	$125,481.71	10/6/2025	$15,768.02	11/21/2022	$83,552.93	$83,552.93

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from October 1, 2021 to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$37,741.26	$67,371.70	11/9/2021	$18,026.58	6/18/2022	$19,480.51	$19,480.51
Twelve months ended September 30, 2023	$24,255.42	$31,674.08	7/13/2023	$15,766.93	11/21/2022	$27,030.47	$26,922.47
Twelve months ended September 30, 2024	$54,057.60	$73,517.19	3/13/2024	$26,698.00	10/12/2023	$63,464.76	$63,464.76
Twelve months ended September 30, 2025	$97,456.66	$122,824.79	8/13/2025	$59,670.00	10/10/2024	$114,401.99	$114,401.99
Twelve months ended September 30, 2026	$79,820.64	$125,492.00	10/6/2025	$58,745.18	6/30/2026	$83,550.15	$83,550.15
October 1, 2021 to September 30, 2026	$58,663.79	$125,492.00	10/6/2025	$15,766.93	11/21/2022	$83,550.15	$83,550.15

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from May 4, 2015 to January 10, 2024.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from January 11, 2024 to September 30, 2026.

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

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from January 11, 2024 to September 30, 2026.

GBTC Premium/(Discount): GBTC Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Seventh Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 15, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1, No. 2, and No. 3 thereto and as the same may be further amended from time to time (the “Trust Agreement”), does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2021, the board of directors of Grayscale Investments, LLC, the Trust’s then-sponsor, approved the purchase by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, of up to $250 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On April 30, 2021, the board approved the purchase by DCG of up to $750 million worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $250 million worth of Shares by $500 million. On October 20, 2021, the board approved the purchase by DCG of up to $1 billion worth of Shares of the Trust. This increased DCG’s prior authorization to purchase up to $750 million worth of Shares by $250 million. On March 2, 2022, the board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $1 billion worth of Shares by up to a maximum of $200 million. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 10, 2021 through June 30, 2022, DCG purchased a total of $771.8 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 2, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended September 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GBTC Redeemed	Average Price Paid per Share of GBTC(1)
July 1, 2026 - July 31, 2026	6,320,000	$48.68
August 1, 2026 - August 31, 2026	4,140,000	52.79
September 1, 2026 - September 30, 2026	4,500,000	60.19
Total	14,960,000	$53.28

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
10.1

Marketing Agent Agreement, dated as of August 18, 2022, between the Sponsor and the Marketing Agent (incorporated by reference to Exhibit 99.5 of Amendment No. 3 to the Registration Statement on Form S-3 filed by the Trust with the SEC on January 2, 2024).

10.2†	Amendment No. 2 to the Marketing Agent Agreement, dated as of November 5, 2026, between the Sponsor and Foreside Fund Services, LLC.

10.3†

Advertising Review and Filing Agent Agreement, dated as of November 5, 2026, by and between each entity listed on Appendix I thereto, Grayscale Investments Sponsors, LLC, and Grayscale Securities, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

† *

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

Date: November 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.